Form 10-Q
period 2023-06-30
Urgent.ly Inc.
filed 2023-10-18
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-41841

URGENT.LY INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2848640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8609 Westwood Center Drive, Suite 810 Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 350-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 17, 2023, the registrant had 154,791 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking terms such as “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “intend,” “anticipate,” “project,” “target,” “believe,” “estimate” or “expect” or the negative of these words or other words, terms and phrases of similar nature are often intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to:

•	our pending merger with Otonomo Technologies Ltd. (the “Merger”), including our expectations around the timing and completion thereof;

•	our ability to raise financing in the future;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our expectations regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations, including our ability to continue as a going concern;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	factors relating to our future business, operations and financial performance, including:

•	our ability to effectively compete in the roadside and mobility assistance industries;

•	our ability to comply with laws and regulations applicable to our business; and

•	market conditions and global and economic factors beyond our control, including the disruption of global capital and credit markets and shortages in labor needs;

•	expectations regarding Customer Partners’ willingness to expand their use of our platform beyond their current roadside solutions;

•	our ability to adequately forecast Consumer demand or otherwise optimize and operate our network of Service Providers successfully;

•	our ability to address the service requirements of current and future Consumers;

•	our expansion into new roadside assistance solutions, technologies and geographic regions;

•	expectations regarding our future prospects in light of our relatively limited operating history;

•	our ability to execute our business model, including market acceptance of our services;

•	the variability of our sales cycle with regard to Customer Partners;

•	our ability to hire and retain highly skilled and other key personnel;

•	expectations regarding the impact of weather events, natural disasters or health epidemics, including the COVID-19 pandemic and Hamas’ attack against Israel and the ensuing war, on our business;

•	our ability to adequately protect our intellectual property rights; and

•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled "Risk Factors" in this Quarterly Report on Form 10-Q, in our final prospectus filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 8, 2023 (the "Final Prospectus") and in other filings we may make from time to time with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties

ii

that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,947	$6,357
Restricted cash	1,050	1,050
Accounts receivable, net of allowance for doubtful accounts of $85 and $338 in 2023 and 2022, respectively	28,865	33,966
Prepaid expenses and other current assets	1,073	2,102
Total current assets	42,935	43,475
Right-of-use assets	2,148	2,485
Property and equipment, net of accumulated depreciation of $1,977 and $1,843 in 2023 and 2022, respectively	341	414
Intangible assets, net	31	31
Other non-current assets	468	538
Total assets	$45,923	$46,943
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,368	$7,536
Accrued expenses	22,624	13,122
Accrued interest	11,049	6,689
Deferred revenue, current	67	349
Current lease liabilities	675	740
Derivative liability	26,566	—
Current portion of long-term debt, net	123,122	—
Total current liabilities	193,471	28,436
Long-term lease liabilities	1,821	2,120
Long-term debt, net	—	99,443
Derivative liability	—	32,765
Warrant liability	9,444	13,957
Other long-term liabilities	39	5,059
Total liabilities	204,775	181,780
Redeemable convertible preferred stock, Series C, par value $0.001; 160,000 shares authorized, 157,395 issued and outstanding in 2023 and 2022	46,334	46,334
Stockholders' deficit:
Common stock, par value $0.001; 600,000,000 shares authorized, 154,786 issued and outstanding in 2023 and 2022	—	—
Additional paid-in capital	48,480	48,327
Accumulated deficit	(253,666)	(229,498)
Total stockholders' deficit	(205,186)	(181,171)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$45,923	$46,943

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$43,977	$43,334	$93,555	$83,489
Cost of revenue	34,717	40,079	75,036	77,792
Gross margin	9,260	3,255	18,519	5,697
Operating expenses:
Research and development	3,668	4,427	7,410	8,399
Sales and marketing	875	1,426	1,947	2,844
Operations and support	6,046	9,666	13,247	18,942
General and administrative	4,757	3,457	12,237	7,363
Depreciation and amortization	62	75	134	144
Total operating expenses	15,408	19,051	34,975	37,692
Operating loss	(6,148)	(15,796)	(16,456)	(31,995)
Other income (expense), net:
Interest expense	(13,219)	(4,685)	(24,170)	(9,199)
Interest income	—	1	—	3
Change in fair value of derivative liability	7,138	—	7,027	—
Change in fair value of warrant liability	1,927	2,186	5,560	1,772
Warrant expense	(1,047)	(218)	(1,047)	(226)
Gain on debt extinguishment	4,913	—	4,913	—
Foreign exchange loss	16	(1)	5	(63)
Total other expense, net	(272)	(2,717)	(7,712)	(7,713)
Loss before income taxes	(6,420)	(18,513)	(24,168)	(39,708)
Provision for income taxes	—	—	—	—
Net loss	$(6,420)	$(18,513)	$(24,168)	$(39,708)

Loss per share, basic and diluted	$(41.48)	$(347.04)	$(156.14)	$(744.89)
Weighted average shares outstanding, basic and diluted	154,786	53,346	154,786	53,307

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(in thousands, except share data)

(unaudited)

	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible
	Preferred Stock Series B-1		Preferred Stock Series B		Preferred Stock Series A		Preferred Stock Series Seed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	—	$—	—	$—	—	$—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, March 31, 2023	—	$—	—	$—	—	$—	—	$—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, June 30, 2023	—	$—	—	$—	—	$—	—	$—

Balance, December 31, 2021	62,731	$19,045	30,896	$10,925	60,693	$10,218	12,260	$996
Issuance of common stock	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	71	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, March 31, 2022	62,731	$19,116	30,896	$10,931	60,693	$10,218	12,260	$996
Issuance of common stock	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	72	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, June 30, 2022	62,731	$19,188	30,896	$10,937	60,693	$10,218	12,260	$996

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit (continued)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock Series C		Preferred Stock Series C-1		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	157,395	$46,334	—	$—	154,786	$—	$48,327	$(229,498)	$(181,171)
Stock-based compensation expense	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(17,748)	(17,748)
Balance, March 31, 2023	157,395	$46,334	—	$—	154,786	$—	$48,404	$(247,246)	$(198,842)
Stock-based compensation expense	—	—	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	(6,420)	(6,420)
Balance, June 30, 2023	157,395	$46,334	—	$—	154,786	$—	$48,480	$(253,666)	$(205,186)

Balance, December 31, 2021	42,436	$19,940	49,732	$18,732	53,240	$—	$7,161	$(127,732)	$(120,571)
Issuance of common stock	—	—	—	—	74	—	7	—	7
Accretion of preferred stock to redemption value	—	4	—	—	—	—	(81)	—	(81)
Stock-based compensation expense	—	—	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	—	—	(21,195)	(21,195)
Balance, March 31, 2022	42,436	$19,944	49,732	$18,732	53,314	$—	$7,242	$(148,927)	$(141,685)
Issuance of common stock	—	—	—	—	37	—	5	—	5
Accretion of preferred stock to redemption value	—	4	—	—	—	—	(82)	—	(82)
Stock-based compensation expense	—	—	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	—	—	(18,513)	(18,513)
Balance, June 30, 2022	42,436	$19,948	49,732	$18,732	53,351	$—	$7,311	$(167,440)	$(160,129)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,168)	$(39,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	144
Amortization of right-of-use assets	337	329
Amortization of contract costs to obtain	46	283
Amortization of contract costs to fulfill	23	95
Amortization of deferred financing fees	700	680
Stock-based compensation	153	301
Bad debt expense	200	—
Gain on debt extinguishment	(4,913)	—
Change in fair value of derivative and warrant liabilities	(12,587)	(1,772)
Warrant expense	1,047	226
Noncash interest expense	19,477	5,303
Changes in operating assets and liabilities:
Accounts receivable	4,901	4,044
Prepaid expenses and other current assets	1,029	582
Other assets	1	(3)
Accounts payable	1,832	4,854
Accrued expenses	8,700	447
Deferred revenue	(282)	(52)
Lease liabilities	(364)	(379)
Long-term liabilities	(5,020)	10
Net cash used in operating activities	(8,754)	(24,616)
Cash flows from investing activities:
Purchases of property, equipment and software	(61)	(197)
Net cash used in investing activities	(61)	(197)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Refunds (payments) of deferred financing fees	(291)	629
Proceeds from issuance of convertible notes payable	4,696	—
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	14,405	641
Net increase (decrease) in cash, cash equivalents and restricted cash	5,590	(24,172)
Cash, cash equivalents and restricted cash, beginning of period	7,407	31,206
Cash, cash equivalents and restricted cash, end of period	$12,997	$7,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,998	$4,767
Supplemental noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$3,160
Derivative liability resulting from term loan amendment	$773	$—
Derivative liability resulting from issuance of convertible notes	$55	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization

Urgent.ly Inc. (“Urgent.ly” or “the Company”) was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services.

Urgent.ly is headquartered in Vienna, Virginia. On September 1, 2017, Roadside Innovation Inc. was incorporated in the State of Delaware as a wholly-owned subsidiary of Urgent.ly (collectively along with other wholly-owned subsidiaries, the "Company") for the purpose of obtaining and holding motor club licenses in support of certain services provided by Urgent.ly. On July 23, 2020, Roadside Innovation (Arkansas) Inc. was incorporated in the State of Arkansas as a wholly-owned subsidiary of Urgent.ly for the purpose of obtaining and holding motor club licenses in support of certain services provided by Urgent.ly. On September 3, 2020, Urgently Canada Technologies ULC, was incorporated in British Columbia, Canada as a wholly-owned subsidiary of Urgent.ly for the purpose of providing roadside assistance services in Canada.

On July 28, 2023, the Company amended its Certificate of Incorporation to effect a 1-for-90 reverse stock split (the “Reverse Stock Split”) of the Common Stock and Series C Preferred Stock. The Company has adjusted all periods presented for the effects of the stock split. See Note 12 for additional information.

Liquidity risk and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $253,666 as of June 30, 2023 and an operating loss of $16,456 for the six months ended June 30, 2023.

Liquidity risk is the risk that suitable sources of funding for the Company's business activities may not be available. The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for capital expenditures which are adjusted as input variables change. These variables include, but are not limited to, operating cash flows and the availability of other sources of debt and capital. As these variables change, the Company may be required to seek funding through additional equity issuances and/or additional debt financings.

In October and December 2021, the Company entered into a new term loan facility with Structural Capital with proceeds totaling $17,500 which were used to retire a term loan with a bank and provide additional working capital. Additionally, from March 2021 through December 2021, the Company issued $39,957 in convertible promissory notes (the “2021 convertible notes”) with new and existing investors. In December 2021, the Company received $40,000 in connection with a loan and security agreement with Highbridge Capital. And, from July through September 2022, the Company received $30,000 in convertible promissory notes with new and existing investors. In February 2023, the Company amended each of the existing loan agreements with Structural Capital and Highbridge Capital, which extended the maturity dates of those loans to 2024, at the earliest. In April 2023, the Company issued approximately $4,700 in convertible notes. In May 2023, the Company received $10,000 in connection with an amendment of its term loan facility with Structural Capital.

The Company believes that the current cash on hand will not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about the Company's ability to continue as a going concern exists. In the event the Company is unable to successfully raise additional equity or debt during the next twelve months from the date of issuance of the condensed consolidated financial statements, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The condensed consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2. Summary of significant accounting policies

There have been no material changes to the Company's significant accounting policies from its audited consolidated financial statements for the year ended December 31, 2022 included in its Final Prospectus.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Urgent.ly Inc. and its wholly-owned subsidiaries Roadside Innovation Inc., Roadside Innovation (Arkansas) Inc., and Urgently Canada Technologies ULC. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated balance sheet as of June 30, 2023 and the condensed consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of June 30, 2023 and its results of operations, changes in redeemable convertible preferred stock and stockholders' deficit for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. The condensed consolidated balance sheet at June 30, 2023 was derived from audited financial statements for the year ended December 31, 2022 included in the Final Prospectus but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2022 and 2021 included in the Final Prospectus.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company places its cash and cash equivalents in an accredited financial institution and the balances are above federally insured limits. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

During the three months ended June 30, 2023 and 2022, 67% and 71% of revenue was earned from three and four customers, respectively. During the six months ended June 30, 2023 and 2022, 63% and 70% of revenue was earned from three and four customers, respectively. At June 30, 2023 and December 31, 2022, 59% and 34% of accounts receivable was due from three and two customers, respectively.

Modification of debt instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the six months ended June 30, 2023, the Company amended its term loans and convertible promissory notes (see Note 6).

Segment reporting

The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements. As the Company only operates in one segment, it does not separately allocate operating expenses or specific assets.

New accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The Company adopted the new standard effective January 1, 2023, and adoption did not have a material impact on the Company's consolidated financial statements.

3. Revenue

The Company generates substantially all its revenues from roadside assistance services (“RAS”) initiated through its software platform primarily in the United States and Canada. The Company’s platform enables its customers (Customer Partners) to outsource delivery for all or portions of their roadside assistance programs. The Company manages the RAS process after receiving the initial distress call or web-based request through final disposition. Urgent.ly contracts with original equipment manufacturers (“OEM”), insurance companies, fleet management companies (including car rental companies) and aftermarket companies, which collectively represent the Company’s Customer Partners. These Customer Partners, who are our direct customers, in turn, offer roadside assistance plans to their customers – the Consumers.

The Company recognizes revenue when there is evidence of a contract, probable collection of the consideration to which the Company expects to be entitled to receive, and completion of the performance obligations.

Urgent.ly recognizes revenue on a gross basis (as the principal) or net basis (as the agent) depending on the nature of the Company’s role with respect to the Customer Partner to deliver roadside assistance services.

Full-service outsourcing - flat rate

Under the full-service outsourcing-flat rate agreements, the Company controls the services prior to the transfer to the Customer Partner. The nature of the Company’s promise is to provide a series of distinct services that the Company accounts for as a single performance obligation. As a result, the Company records revenues from flat rate service arrangements on a gross revenue basis and the costs are recorded as part of the cost of service. The Company has applied the right to invoice practical expedient in recognizing these revenues. The Company recognizes these revenues over time.

Full-service outsourcing - claim cost pass-through

Under the claim cost pass-through arrangement, the Company’s performance obligation is solely to arrange the dispatch of the roadside assistance services. The Company does not control all roadside assistance services. The Customer Partner controls all other RAS services prior to the transfer to the motorist, the ultimate consumer. The Company acts as an agent in this transaction and, as a result, the Company records only its flat dispatch fee as revenue from its claim cost pass-through arrangements, net of the costs incurred from the subcontract service providers. The Company recognizes these revenues over time.

Membership

The Company also derives revenues from membership offerings for roadside assistance services, for which the Company’s performance obligation is to provide roadside assistance services primarily to its Customer Partner’s members. The Company applied the right to invoice practical expedient and recognizes these revenues over time as when the related fee is invoiced. The cost of providing services is charged to cost of revenue as incurred.

Software licensing arrangements

The Company occasionally enters into licensing arrangements with Customer Partner, to provide access to its standard software platform. The Company customarily provides the Customer Partner with standard maintenance on licensed software which includes technical support and when-and-if available updates. The Company considers this a service of standing-ready to the customer to provide technical support and upgrades as needed, and unspecified upgrades are provided on a when-and-if available basis for the duration of the maintenance period. The license revenue and the maintenance bundled in the arrangement are considered a single performance obligation that is recognized over the term of the agreement.

Professional services

The Company sells professional services either on a stand-alone basis or as services bundled with software. Professional services include customization and design, integration, training and consulting services. Professional services performed by the Company represent distinct performance obligations, not highly interdependent or highly interrelated with the Company’s platform license and SaaS arrangements. The standalone selling prices are determined based on contracted terms on a contract by-contract basis. Revenue for customization and design services represents the transfer to the customer for the right to access the customized software and therefore is recorded over time. Revenues for integration services, training and consulting services are separate performance obligations recognized over time as these and the SaaS arrangements can be purchased separately from the platform and SaaS arrangements.

Revenue on a disaggregated basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Full-service outsourcing—flat rate	$43,815	$42,342	$92,503	$81,638
Full-service outsourcing—claim cost pass-through	1	13	4	21
Membership	76	844	849	1,677
Software licensing arrangements	28	73	129	73
Professional services	57	62	70	80
Total revenue	$43,977	$43,334	$93,555	$83,489

Contract assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. At contract inception, the Company capitalizes such costs that they expect to recover and that would not have been incurred if the contract had not been obtained. Sales commissions earned by the Company's sales team are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and amortized on a straight-line basis over the initial contract term with an amortization period that exceeds one year. Commission expenses are included in sales and marketing expense on the condensed consolidated statements of operations. The expected period of benefit is determined using the initial contract term.

In connection with certain contracts, the Company capitalizes costs to fulfill contracts with Customer Partners, primarily costs to customize and integrate its platform in support of the contract requirements. Costs to fulfill are considered incremental and recoverable costs and are deferred as other non-current assets and amortized on a straight-line basis over the expected period of benefit for contracts with an amortization period that exceeds one year and included in cost of revenue on the condensed consolidated statements of operations. The expected period of benefit is determined using the initial contract term.

	2023	2022
Contract assets as of January 1	$370	$1,048
Amortization of contract costs to obtain	(46)	(283)
Amortization of contract costs to fulfill	(23)	(95)
Contract assets as of June 30	$301	$670

4. Fair value measurements

The Company measures certain financial assets and liabilities at fair value. Fair value is determined based on the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -

Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company's population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of June 30, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$26,566	$26,566
Warrant liability	—	—	9,444	9,444
Total liabilities in fair value hierarchy	$—	$—	$36,010	$36,010

	Fair Value as of December 31, 2022
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$32,765	$32,765
Warrant liability	—	—	13,957	13,957
Total liabilities in fair value hierarchy	$—	$—	$46,722	$46,722

Level 3 financial liabilities consist of the derivative liability and the warrant liability for which there is no current market for the securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s derivative liability represents embedded share-settled redemption and contingent fee features bifurcated from the underlying convertible notes and term loans and is carried at fair value. The changes in the fair value of the derivative liability are recorded as Change in fair value of derivative liability in the condensed consolidated statements of operations.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The fair value of the share-settled redemption derivative liability was estimated based on the present value of the redemption discounts applied to the principal amount of each of the respective convertible promissory notes, adjusted to reflect the weighted probability of exercise. The fair value of the contingent fee derivative liability was estimated based on its total value, adjusted to reflect the weighted probability of the occurrence of the contingent event.

The Company estimates the fair value of the warrant liability using that projected future cash flows and discounting the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the warrants. Changes in the fair value of the warrant liability are recorded as Change in the fair value of the warrant liability in the condensed consolidated statements of operations.

The following table presents a reconciliation of the changes in fair value of the beginning and ending balances for the Company’s derivative liability and warrant liability at fair value using inputs classified as Level 3 in the fair value hierarchy:

	Derivative Liability	Warrant Liability	Total
Balance at December 31, 2021	$—	$7,084	$7,084
Issuances	—	226	226
Change in fair value	—	(1,772)	(1,772)
Balance at June 30, 2022	$—	$5,538	$5,538

Balance at December 31, 2022	$32,765	$13,957	$46,722
Issuances	1,320	1,047	2,367
Extinguishments	(492)	—	(492)
Change in fair value	(7,027)	(5,560)	(12,587)
Balance at June 30, 2023	$26,566	$9,444	$36,010

5. Accrued expenses

Accrued expenses consist of the following as of the periods presented:

	June 30, 2023	December 31, 2022
Accrued service provider costs	$6,482	$5,461
Accrued compensation	730	1,054
Accrued contract labor	1,390	2,400
Credit card liabilities	225	100
Accrued lender fees	5,816	—
Accrued transaction costs	2,258	—
Other accrued liabilities	5,723	4,107
Total accrued expenses	$22,624	$13,122

6. Debt arrangements

The Company’s debt arrangements consist of the following:

	June 30, 2023	December 31, 2022
2021 convertible promissory notes with an interest rate of 10.0% per annum maturing June 30, 2024	$39,957	$39,957
Structural Capital term loan with an interest rate at the greater of 14.0% or the prime rate plus 7.5% per annum for the first $14,000, 13.5% or the prime rate plus 7.0% for the remaining $13,500; maturing on January 1, 2024 or November 1, 2024 based on the occurrence of certain events	27,500	17,500
Highbridge Capital term loan with an interest rate ranging from 12%-13% per annum maturing on March 31, 2024 or January 31, 2025 based on the occurrence of certain events	40,000	40,000
2022 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	30,000	30,000
2023 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	4,696	—
	142,153	127,457
Less: current portion	(142,153)	—
Less: debt issuance costs and discounts, long-term	—	(28,014)
Total long-term debt, net	$—	$99,443

Structural Capital term loan

On February 9, 2023, the Company executed the First Amendment to the Second Amended and Restated Loan Agreement (the “First Amendment”) with Structural Capital. Borrowings under the First Amendment accrue interest monthly at the greater of 14.0% or 7.5% plus the prime rate (which can be no less than 3.25%) for the first $14,000 outstanding, and the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%) for the remaining $3,500 outstanding. The scheduled maturity is dependent on future events and is scheduled to mature on either January 1, 2024 if certain future events are not met or November 1, 2024 if such future events are met. Upon repayment, the First Amendment requires a final payment fee of $840, a success fee of $2,406, a restructuring fee of $2,232, and an amendment fee of $1,014. The Company is accreting these fees to interest expense over the term of the loan.

Under the First Amendment, the success fee would be increased by $656 upon the occurrence of certain contingent events, including a merger transaction. The Company concluded that this feature was not clearly and closely associated with the risk of the debt host instrument and has therefore been bifurcated and separately accounted for as a derivative financial instrument. The fair value of the derivative liability of $492 was recorded separately from the term loan with an offsetting amount recorded as a debt discount. The debt discount is amortized over the remaining term of the term loan using the effective interest method.

The First Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023, the Company executed the Second Amendment to the Second Amended and Restated Loan Agreement (the “Second Amendment”) which increased the term loan amount by $10,000 (“Tranche 2”). Tranche 2 borrowings under the Second Amendment accrue interest monthly at the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%). Upon repayment, the Second Amendment added $400 to the repayment fee. All other terms remain unchanged from the First Amendment. In connection with the amendment, the $492 derivative liability resulting from the First Amendment was written off, and a new derivative liability of $773 was established. The Second Amendment was accounted for as a debt extinguishment and, accordingly, a $4,913 gain was recognized. The gain resulted from the write-off of accrued lender fees, deferred financing fees, debt discounts, and a derivative liability, all related to the Structural term loan.

In connection with the Second Amendment, the Company issued warrants to purchase common stock in an aggregate amount of $500 with an exercise price of $0.90 per share expiring on May 18, 2033. The number of shares issued is based on Warrant Coverage, which is defined as a dollar value divided by the price factor at the time the warrant is exercised, as defined in the agreement. The fair value of these warrants was determined to be de minimis.

Highbridge Capital term loan

On February 9, 2023, the Company executed the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Second Amendment limits the commitment amount to $40,000. Borrowings under the 2023 Amended Highbridge Term Loan accrue interest at a rate of 12.0% through June 2023, increasing to 13.0% through maturity, and payments are made quarterly in arrears. The scheduled maturity is dependent on future events and is scheduled to mature on either March 31, 2024 if certain future events are not met or January 31, 2025 if such events are met. Upon repayment, the loan requires a first amendment fee of $2,319, a second amendment fee of $3,000, and a consent fee of $4,639. The Company is accreting these fees to interest expense over the term of the loan. The Second Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023 the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Third Amendment amended the definition of “Permitted Indebtedness” as a result of the Second Amendment with Structural Capital and added an amendment fee of $400.

Convertible promissory notes

On February 9, 2023, the Company executed amendments with twelve holders of the 2022 convertible promissory notes. The amendments include an additional settlement feature that provides for automatic conversion of the notes upon consummation of an approved acquisition and related public listing of the Company’s common stock on a nationally recognized exchange at a price per share equal to 65% of the total equity value, as defined in the amendment, divided by the Company capitalization immediately prior to the acquisition. The amendments were accounted for as a modification and, accordingly, no gain or loss was recognized.

In April and May 2023, the Company issued approximately $4,700 in convertible promissory notes (“2023 Convertible Notes”). Simple interest accrues on the 2023 Convertible Notes at the rate of 15% per annum, and all principal and unpaid interest is due and payable on June 30, 2024. Prepayment of the notes is only allowed with the consent of the majority of the noteholders.

The 2023 Convertible Notes can settle as follows:

(i)
Optional conversion into Series C preferred stock. At any time upon the election of the noteholder, the outstanding principal of the 2023 Convertible Notes and any unpaid accrued interest shall convert into shares of the Company’s Series C convertible preferred stock at a conversion price per share equal to the lesser of $3.66191, or the Cap Price (defined as $380,000 divided by the Company’s capitalization).
(ii)
Optional conversion in an Equity Financing. If the Company sells shares of preferred stock (“Equity Financing”, as such term is defined in the 2023 Convertible Notes agreement), then the holders have the option to convert the outstanding principal amount and any unpaid accrued interest into shares of the series of convertible preferred stock issued in the Equity Financing at a price per share equal to the lesser of (i) 0.70 multiplied by the per share price paid by the cash investors in the Equity Financing, or (ii) the Cap Price.
(iii)
Approved Acquisition and Direct Listing. Upon an Approved Acquisition and a Direct Listing, as defined in the 2023 Convertible Notes agreement, the outstanding principal and interest will automatically convert into common stock at a price per share equal to 80% of the quotient obtained by dividing the (i) Total Equity Value by (ii) the Company capitalization immediately prior to the consummation of the Approved Acquisition. The Total Equity Value means the lesser of (i) $271,000, plus the Company’s cash and cash equivalents and less certain debt (as defined in the agreement), and (ii) the Aggregate Valuation in the Approved Acquisition, plus the Company’s cash and cash equivalents and less certain debt (as defined in the agreement).
(iv)
Company Sale. If the Company consummates a sale of the company while the 2023 Convertible Notes are outstanding, the Company will repay the holders in cash in an amount equal to 300% of the outstanding principal amount of the notes plus any unpaid accrued interest.

The Company concluded that certain settlement features of the 2023 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt host instrument and have therefore been bifurcated and separately accounted for as derivative financial instruments. The Company will remeasure the fair market value of the derivative liability at each balance sheet date and recognize any change in Other income (expense), net in the consolidated statements of operations.

The Company determined the measurement of its derivative liabilities to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the 2023 Convertible Notes to be $55 upon issuance. The fair value of the derivative liability was recorded separately from the convertible notes with an offsetting amount recorded as a debt discount to be amortized to interest expense using the effective interest method.

7. Stock-based compensation

Equity plans

The Company has a 2013 Equity Incentive Plan (the "Plan"), under which it may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to selected employees, directors and consultants. In February 2023, the board of directors of the Company (the “Board of Directors”) approved an increase in the number of shares of common stock reserved for issuance under the Plan by 698,675 shares. The Company has 771,680 shares of common stock reserved for issuance under the Plan as of June 30, 2023. The Plan is administered by the Board of Directors, which determines the terms of options, including exercise price, the number of shares subject to the options, the vesting schedule, and the terms and conditions of the exercise.

On June 16, 2023, the Board of Directors approved the 2023 Equity Incentive Plan (the “2023 Plan”), which will become effective upon the filing of a Form 8-A with the SEC. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of common stock are reserved for issuance pursuant to the 2023 Plan and will be subject to an annual increase.

On June 16, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 221,311 shares of common stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase.

Stock options

There were no stock options granted during the three and six months ended June 30, 2023. As of June 30, 2023, there were 725,185 shares available for future grants under the Plan.

The fair value of stock options is recognized as expense on a straight-line basis over the vesting periods. During the three months ended June 30, 2023 and 2022, the Company recognized compensation expense related to stock options of $76 and $146, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized compensation expense related to stock options of $153 and $301, respectively.

8. Income taxes

The Company accounts for income taxes as required by FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax liabilities against gross deferred tax assets); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2022, and after consideration of the Company’s cumulative loss position as of December 31, 2022, the Company will continue to reserve its U.S.-based deferred tax amounts as of June 30, 2023.

9. Related-party transactions

During 2018, the Company entered into a service agreement with a shareholder to provide scheduled long-distance towing or transport services under a recall program for vehicles not in warranty of the shareholder’s roadside assistance program in the United States. In 2019, the Company entered into a separate agreement with the same shareholder to provide emergency roadside assistance for the shareholder's customers related to its four vehicle brands in the United States. Total revenue recognized for the three months ended June 30, 2023 and 2022 amounted to $7,343 and $6,402, respectively. Total revenue recognized for the six months ended June 30, 2023 and 2022 amounted to $14,378 and $12,238, respectively. As of June 30, 2023 and December 31, 2022, $4,949 and $4,151, respectively, of revenue related to these agreements were included in accounts receivable on the accompanying condensed consolidated balance sheets.

During 2018, the Company entered into a service agreement with a shareholder to provide services to its managed fleet maintenance customers. The services include primary towing roadside assistance and non-tow services including jump starts, tire change, lockout services and emergency fuel delivery. For the three months ended June 30, 2023 and 2022, total revenue recognized under the fleet agreement amounted to $2,895 and $3,052, respectively. For the six months ended June 30, 2023 and 2022, total revenue recognized under the fleet agreement amounted to $6,128 and $5,820, respectively. Also in 2019, the Company entered into a separate service agreement with the same shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder's customers related to its car rental brands in the United States. Total revenue recognized for the three months ended June 30, 2023 and 2022 under the rental agreement amounted to $7,100 and $6,964, respectively. Total revenue recognized for the six months ended June 30, 2023 and 2022 under the rental agreement amounted to $14,266 and $12,287, respectively. As of June 30, 2023 and December 31, 2022, $7,872 and $5,924, respectively, of revenue related to these agreements were included in accounts receivable on the accompanying condensed consolidated balance sheets.

During 2020, the Company entered into a services agreement with a shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder's customers related to its two vehicle brands in the United States and Canada. Total revenue recognized for the three months ended June 30, 2023 and 2022 was $2,152 and $2,920, respectively. Total revenue recognized for the six months ended June 30, 2023 and 2022 was $4,765 and $6,287, respectively. As of June 30, 2023 and December 31, 2022, $2,318 and $2,882, respectively, of revenue related to these agreements was included in accounts receivable on the accompanying condensed consolidated balance sheets.

10. Commitments and contingencies

Litigation

The Company from time to time may be involved in various claims and legal proceedings that arise in the ordinary course of business. It is the opinion of management that there are no unresolved claims and litigation in which the Company is currently involved that will materially affect the financial position or operations of the Company.

11. Leases

The Company leases office space, equipment and furniture, and certain office space is subleased. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of greater than twelve months are recorded on the condensed consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease contracts generally do not provide a readily determinable implicit rate. For these contracts, the estimated incremental borrowing rate is based on information available at the inception of the lease.

Operating lease cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost	$292	$305	$588	$590
Sublease income	(68)	(69)	(137)	(118)
Total lease cost	$224	$236	$451	$472

The maturity of operating lease liabilities is presented in the following table as of June 30, 2023:

2023	$477
2024	757
2025	618
2026	635
2027	458
Thereafter	—
Total lease payments	2,945
Less imputed interest	(449)
Present value of lease liabilities	$2,496

Additional information relating to the Company’s operating leases follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.8	4.2
Weighted average discount rate	8.7%	8.6%

12. Subsequent events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

Pending Merger

On February 9, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Otonomo Technologies Ltd., a company organized under the laws of the State of Israel (“Otonomo”), and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the satisfaction or waiver of the terms and conditions specified therein the Merger will occur. On September 18, 2023, Otonomo’s shareholders approved the Merger. If the Merger is consummated, Merger Sub will merge with and into Otonomo in an all stock transaction, with Otonomo surviving as a direct wholly owned subsidiary of the Company that will continue to be governed by Israeli law (the “Combined Company”).

At the time at which the Merger becomes effective pursuant to the terms of the Merger Agreement the (“Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, each outstanding Otonomo ordinary share (excluding shares owned by Otonomo subsidiaries and shares to be canceled pursuant to the terms of the Merger Agreement) will be transferred to the Company and the rights of the holder thereof will automatically convert into and represent the right to receive a number of shares of Common Stock equal to the exchange ratio set forth in the Merger Agreement (the “Exchange Ratio”).

In accordance with the terms of the Merger Agreement, the Exchange Ratio was determined to be 0.51756 shares of Urgently common stock per Otonomo ordinary share as of the closing of the Merger (the “Closing”).

At the Closing, which is expected to occur on October 19, 2023, using the Exchange Ratio formula set forth in the Merger Agreement, on a fully diluted basis, the Company’s stockholders immediately prior to the Effective Time will own approximately 60.3% of the Combined Company on a fully-diluted basis and Otonomo shareholders immediately prior to the Effective Time are currently estimated to own approximately 39.7% of the Combined Company.

Either Urgently or Otonomo may terminate the Merger Agreement under certain circumstances, which would prevent the Merger from being consummated. If the Merger Agreement is terminated under specified circumstances, Otonomo will be required to pay Urgently a termination fee of $3.0 million or, in a certain circumstance, $1.5 million.

Warrant Amendments

In connection with the Merger, on October 16, 2023, the Company entered into agreements to amend and restate all outstanding warrants held by Structural Capital. The warrants provided for warrant coverage that was variable based on the occurrence of certain events or calculated as a percentage of the Company’s outstanding capitalization, and each warrant was amended and restated to, among other things, revise the calculations for determining the number of shares exercisable under the warrants to provide for a fixed share count that reflected the Merger and the transactions contemplated thereby.

In addition, on October 18, 2023, the Company entered into agreements to amend and restate all outstanding warrants to purchase shares of the Company’s common stock with the Highbridge Capital consortium. The warrants provided for warrant coverage that was calculated as a percentage of the Company’s outstanding capitalization, and each warrant was amended and restated to, among other things, revise the calculations for determining the number of shares exercisable under the warrants to provide for a fixed share count that reflected the Merger and the transactions contemplated thereby, and to provide for automatic net exercise of the warrants in connection with the closing of the Merger and consummation of the transactions contemplated thereby.

Amendment to Certificate of Incorporation; Reverse Stock Split

On July 28, 2023, the Company amended its Certificate of Incorporation to effect a 1-for-90 reverse stock split (the “Reverse Stock Split”) of the Common Stock and Series C Preferred Stock. At the effective time of the Reverse Stock Split, each 90 outstanding shares of Common Stock and each 90 outstanding shares of Series C Preferred Stock was exchanged and combined into one share of Common Stock and one share of Series C Preferred Stock, respectively. After giving effect to the Reverse Stock Split, the total number of authorized shares of stock is (i) 600,000,000 shares of Common Stock, $0.001 par value per share, and (ii) 160,000 shares of Preferred Stock, $0.001 par value per share. All historical share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” in addition to historical financial information, the following discussion and analysis may contain forward-looking statements regarding our expectations of future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those risk factors previously disclosed in the Final Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a leading connected mobility assistance software platform, matching vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services. The traditional experience of a vehicle breakdown is often stressful and inconvenient for stranded drivers, compounded by processes that lack transparency and lead to long wait times. We offer an innovative alternative to this traditional experience, leveraging our digitally native software platform that matches supply and demand in our network to deliver exceptional mobility assistance experiences at scale.

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 58 Customer Partners and more than 66,000 participating Service Provider vehicle drivers in our network as of June 30, 2023, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

We generate the significant majority of our revenue from our Customer Partners, who contract with us to fulfill roadside assistance service requests for Consumers. We connect Consumers with nearby Service Providers, who provides the requested roadside assistance. We enter into multi-year contracts with our Customer Partners, which are typically three years, and we generate revenue on a per-incident basis, including negotiated rates customized for each Customer Partner. We also generate revenue from Customer Partner membership programs, which are typically offered to Consumers through an out-of-warranty vehicle maintenance program or bundled with other subscription membership offerings, on a fixed fee basis. We recognize subscription revenue from our Customer Partner membership programs ratably over the term of service, which is typically one year. We also offer our platform as a SaaS solution to enable certain of our Customer Partners’ roadside assistance services. We anticipate that the Merger and anticipated integration of Otonomo’s Mobility Platform will further enhance the customer service experience for Consumers on our platform by improving data capabilities, features, and data ingest capacity. We recognize revenue from our SaaS offering ratably over the life of the contract, which is typically one to three years. We make payments to our Service Providers on a per-job basis, typically within three weeks from job completion.

Our Sales and Partner Management Department works closely with our Customer Partners to ensure that Consumers receive an exceptional assistance experience, and we have a strong track record in Customer Partner retention, Consumer satisfaction with our platform and the reliability of our service. Prospective Customer Partners typically engage us for a pilot program and enter into a multi-year contract once they are satisfied with our platform’s performance. As Customer Partner contracts expire, we typically undergo a request-for-proposal process for each contract renewal. While we employ a targeted marketing program, many of our new Customer Partners are referred to us by satisfied existing Customer Partners.

Pending Merger

On February 9, 2023, we entered into the Merger Agreement to merge with Otonomo in an all-stock transaction. Upon Closing, holders of Otonomo’s ordinary shares will receive our common stock. Otonomo’s stockholders and other equityholders will own, in the aggregate, approximately 39.7% of the Combined Company on a fully diluted basis, based upon the final Exchange Ratio of 0.51756 shares of Common Stock per one Otonomo ordinary share. On September 18, 2023, Otonomo’s shareholders approved the Merger.

The transaction is expected to close on October 19, 2023, subject to the satisfaction of customary closing conditions.

For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger” in Note 12 “Subsequent events” of the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

New Customer Partner Acquisition

Our ability to add and retain Customer Partners is a key factor in our ability to generate new revenue, grow existing accounts, improve margins and push towards profitability. We attract enterprises seeking frictionless, digital roadside assistance solutions for Consumers with our emphasis on a well-designed and easy-to-use interface. Due to the relative concentration of the mobility assistance market, new Customer Partner acquisition can result in significant expansion of our footprint within the market.

We believe the continued focus on exceptional Consumer experiences will continue to drive demand for our platform and broaden our number of Customer Partners. Historically, our ability to engage new Customer Partners has been limited primarily by our ability to effectively service the existing demand. However, as our Service Provider network grows and our support capabilities are streamlined and automated, we anticipate that our platform capabilities will also grow to meet the demands of new Customer Partners. We have been successful in retaining our Customer Partners once they have initially adopted our platform.

Continued Investment in Innovation

Our success depends, in part, on our ability to sustain innovation and maintain a competitive advantage in the verticals in which we operate and expand to meet new and evolving needs in roadside and mobility assistance. We believe that the emerging need for mobility assistance is a transformational opportunity that will bridge historically siloed and fragmented industries including insurance, collision, vehicle sales and service, the automotive aftermarket and logistics. These market transformations are creating new opportunities for roadside assistance providers to extend services into adjacent markets to increase revenue opportunities. We believe that our platform is differentiated from other offerings and has broad applicability to a variety of use cases, and we will continue to invest in developing and enhancing platform features and functionality to further extend adoption of our platform. We expect to continue to invest in research and development efforts to broaden the functionality of our platform, improve the value of our offering to our Customer Partners, and incorporate additional offerings. We will also continue to evaluate from time to time, strategic opportunities to acquire or invest in businesses, offerings, technologies or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise provide potential growth opportunities.

Investing in Business Growth

Our ability to support our existing Customer Partners and engage with new Customer Partners is impacted by our ability to rapidly scale and expand. Historically, we have been resource constrained and unable to commit to technology improvements because of our incremental funding history. We are now focused on investing in our proprietary technology, machine learning and data analytics models in order to streamline and digitize the high-touch aspects of our operations. These investments will enable us to optimize our Service Provider supply models, calibrate Service Provider pricing and streamline our operational processes. Our ability to manage expenses, and to effectively invest our resources to enable a better Consumer experience, will impact our operating results and future profitability. While we embarked on an aggressive growth plan in early 2022, as a result of the macro-economic environment we pivoted to a more judicious staffing model. In addition, due to staffing challenges in the United States caused by the pandemic and government stimulus payments coupled with remote work, and to maintain reliable and high-quality service, we migrated portions of our customer support representatives to more cost-effective alternatives (this migration together with our judicious staffing model, the “Realignment”). As we maintain our priorities, we expect our operating expenses to decrease in the short term relative to historical periods but increase over the longer term as we continue our targeted investments in growth. Although operating expenses will increase, based on the Realignment actions, we expect leverage with our operating expenses, resulting in a lower operating expense as a percentage of revenue metric.

Seasonality

We experience seasonality in monetization on our platform. Historically, we generate higher levels of roadside assistance service requests during the summer and winter, when a greater proportion of Consumers are traveling for holidays. Particularly as we continue to adjust to the evolving COVID-19 pandemic, such seasonality may be more pronounced in the future or different altogether.

We have also experienced increased roadside assistance service requests during periods of economic downturn. During these times Consumers may be less likely to allocate resources to vehicle maintenance, and we have observed that delaying vehicle maintenance typically increases the likelihood of a vehicle breakdown.

Key Business Metrics

We regularly monitor a number of operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance.

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three months ended June 30, 2023 and 2022, our consumer satisfaction score (“CSAT”) was 4.5. For the six months ended June 30, 2023 and 2022, our CSAT was 4.5 and 4.6, respectively.

Number of Dispatches

We believe that our ability to increase the number of dispatches is an indicator of our Customer Partner penetration, the growth of our business and potential future business opportunities. We define the number of dispatches as the number of completed service requests in a given period. Number of dispatches has increased over time as we have added new Customer Partners, retained and expanded usage by existing Customer Partners and expanded complimentary product offerings. As our Customer Partner base grows and usage of our platform expands, we do not expect to continue to grow at the same year-over-year rate. Additionally, we expect the number of dispatches to fluctuate as seasonality is reflected on a period-over-period basis, as the summer and winter months typically contain more Consumer travel and roadside assistance events.

For the three months ended June 30, 2023 and 2022, we completed 271,000 dispatches and 312,000 dispatches, respectively. For the six months ended June 30, 2023 and 2022, we completed 590,000 dispatches and 618,000 dispatches, respectively.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, we believe the following non-GAAP financial measures are useful to investors in evaluating our operating performance. We use the following non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that the non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, may be helpful to investors because they provide consistency and comparability with past financial performance and meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. The non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as analytical tools, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP financial measures used by other companies. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliations of the non-GAAP financial measures to our most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Non-GAAP Operating Expenses

We define non-GAAP operating expenses as operating expenses, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating expenses in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Board of Directors concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating expenses	$15,408	$19,051	$34,975	$37,692
Less: Depreciation and amortization expense	(62)	(75)	(134)	(144)
Less: Stock-based compensation expense	(76)	(146)	(153)	(301)
Less: Non-recurring transaction costs	(1,756)	(896)	(6,479)	(1,219)
Less: Restructuring costs	(111)	(127)	(136)	(627)
Non-GAAP operating expenses	$13,403	$17,807	$28,073	$35,401

Non-GAAP Operating Loss

We define non-GAAP operating loss as operating loss, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating loss in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Board of Directors concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating loss	$(6,148)	$(15,796)	$(16,456)	$(31,995)
Add: Depreciation and amortization expense	62	75	134	144
Add: Stock-based compensation expense	76	146	153	301
Add: Non-recurring transaction costs	1,756	896	6,479	1,219
Add: Restructuring costs	111	127	136	627
Non-GAAP operating loss	$(4,143)	$(14,552)	$(9,554)	$(29,704)

Components of Results of Operations

Revenue

We generate substantially all of our revenues from roadside assistance services (“RAS”) initiated through our software platform primarily in the United States and Canada. We contract with Customer Partners to provide the outsourced delivery for all or portions of their roadside assistance plans for Consumers. We manage the entire RAS process after receiving the initial motorist distress call or web-based request through final disposition. We currently operate under two different service models for our Customer Partners: (i) full-service outsourcing RAS-flat rate and (ii) full-service outsourcing RAS-claim cost pass-through.

•
Full-service outsourcing of RAS-flat rate. In connection with our full-service flat-rate arrangements, we negotiate fixed rates with subcontract Service Providers and charge Customer Partners or Consumers fixed rates based on each service provided (per tow, per jump start, etc.) As a result, we record these revenues on a gross basis and the costs related are recorded as part of cost of service. We recognize these revenues over time.
•
Full-service outsourcing of RAS-claim cost pass-through. In connection with our full-service claim cost pass-through arrangements, we negotiate a flat dispatch fee directly with our Customer Partners which is combined with the variable cost of subcontracted services. We act as an agent in these transactions and record only the flat dispatch fee as revenue. We recognize these revenues over time.

For additional discussion related to our revenue, see Note 2—Summary of Significant Accounting Policies—Revenue Recognition to our audited consolidated financial statements for the years ended December 31, 2022 and 2021 contained in the Final Prospectus.

Cost of revenue

Cost of revenue, exclusive of depreciation and amortization, consists primarily of fees paid to Service Providers. Other costs included in cost of revenue are specifically the technology hosting and platform-related costs, certain personnel costs related to direct call center support to Consumers as part of platform authentication, and amortization of costs to fulfill.

Gross profit and Gross margin

Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and has been and will continue to be affected by various factors, including mix of services provided, Customer Partner pricing and Service Provider costs. We expect our gross profit to increase and our gross margin to increase modestly over the long term due to platform enhancements resulting in more cost effective and competitive Service Provider costs, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.

Research and development

Research and development expenses primarily consist of compensation expenses, including equity-based compensation, for engineering, product development, product management and design employees, expenses associated with ongoing improvements to, and maintenance of, our platform offerings and other technology. Research and development expense also includes software expenses and technology consulting fees.

Sales and marketing

Sales and marketing expenses primarily consist of compensation expenses, including equity-based compensation, in support of new business capture, partner management and marketing such as commissions, salaries, and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, Partner advocacy management and brand-building.

Operations and support

Operations and support expenses primarily consist of compensation expenses, including equity-based compensation, in support of customer support operations such as salaries, related benefits, contractors we use to manage customer support workload and related technology costs to support such operations. Operations and support expenses also include expenses associated with Service Provider network management.

General and administrative

General and administrative expenses primarily consist of compensation expenses, including equity-based compensation and related benefits for our executive, finance, human resources, information technology, legal and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, public company readiness expenses and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense, research and development expense, or operations and support expense.

Depreciation and amortization

Depreciation and amortization expenses primarily consist of depreciation of capitalized property, equipment and software and amortization of acquired finite-lived intangible assets.

Other income (expense), net

Other income (expense), net primarily includes the following items:

•
Interest expense, which consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount and amortization of debt financing costs.
•
Interest income, which consists primarily of interest earned on cash equivalents in money market accounts.
•
Change in fair value of derivative liability, which represents gains or losses resulting from fluctuations in the fair value of embedded derivative liabilities associated with convertible notes.

•
Change in fair value of warrant liability, which represents gains or losses resulting from fluctuations in the fair value of warrant liabilities.
•
Warrant expense, which represents the fair value of Urgently Warrants issued during the period for Urgently Warrants classified as liabilities on the consolidated balance sheets.
•
Foreign currency exchange gains (losses), net, which relate primarily to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our Canadian subsidiary’s functional currency of the U.S. dollar.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$43,977	$43,334	$93,555	$83,489
Cost of revenue	34,717	40,079	75,036	77,792
Gross profit	9,260	3,255	18,519	5,697
Operating expenses:
Research and development	3,668	4,427	7,410	8,399
Sales and marketing	875	1,426	1,947	2,844
Operations and support	6,046	9,666	13,247	18,942
General and administrative	4,757	3,457	12,237	7,363
Depreciation and amortization	62	75	134	144
Total operating expenses	15,408	19,051	34,975	37,692
Operating loss	(6,148)	(15,796)	(16,456)	(31,995)
Other expense, net	(272)	(2,717)	(7,712)	(7,713)
Loss before income taxes	(6,420)	(18,513)	(24,168)	(39,708)
Provision for income taxes	—	—	—	—
Net loss	(6,420)	(18,513)	(24,168)	(39,708)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Revenue	100%	100%	100%	100%
Cost of revenue	79%	92%	80%	93%
Gross margin	21%	8%	20%	7%
Operating expenses:
Research and development	8%	10%	8%	10%
Sales and marketing	2%	3%	2%	3%
Operations and support	14%	22%	14%	23%
General and administrative	11%	8%	13%	9%
Depreciation and amortization	0%	0%	0%	0%
Total operating expenses	35%	44%	37%	45%
Operating loss	(14)%	(36)%	(18)%	(38)%
Other expense, net	(1)%	(6)%	(8)%	(9)%
Loss before income taxes	(15)%	(43)%	(26)%	(48)%
Provision for income taxes	—	—	—	—
Net loss	(15)%	(43)%	(26)%	(48)%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

Revenue increased by $0.6 million, or 1%, to $44.0 million in the three months ended June 30, 2023 from $43.3 million in the three months ended June 30, 2022. This increase was primarily driven by an increase in rates charged to existing Customer Partners which accounted for an increase of $7.3 million in revenue. Our fleet management (including car rental companies) and auto manufacturer Customer Partners generated both volume and rate increases driven by business growth and higher dispatch allocations. We also added six new Customer Partners in 2022 and 2023, which accounted for an increase of $2.7 million in revenue during the comparable period. The overall increase in dispatch volume and related revenue was offset by lower Customer Partner dispatch volumes from one auto manufacturer Customer Partner (due to lower sales) and one insurance Customer Partner along with our decision to shift focus away from certain less profitable activity which resulted in a decrease in revenue of $9.4 million.

Cost of Revenue

Cost of revenue decreased by $5.4 million, or 13%, to $34.7 million in the three months ended June 30, 2023 from $40.1 million in the three months ended June 30, 2022. The decrease was primarily related to an overall decline in dispatch volume resulting in $4.9 million reduction in Service Provider fees. The decrease in dispatch volume was primarily derived from one insurance Customer Partner and our decision to shift focus away from less profitable activity, offset by increases in dispatch volume from our fleet management and auto manufacturer Customer Partners. In addition, as the business moved away from partnerships that required first call support, first call and platform costs decreased by $1.9 million. The decrease was offset by an increase in higher average Service Provider fees, consistent with overall inflation and industry experiences.

Our gross profit for the three months ended June 30, 2023 was $9.3 million, compared to $3.3 million for the three months ended June 30, 2022. The increase was primarily driven by rate increases applied to Customer Partners, and the decrease in first call costs, resulting in gross profit growth of 184% compared to revenue growth of 1%.

Operating Expenses

Research and Development

Research and development expense decreased by $0.8 million, or 17%, to $3.7 million in the three months ended June 30, 2023 from $4.4 million in the three months ended June 30, 2022. The decrease was primarily driven by a reduction in employee and employee-related expenses of $0.8 million. Consistent with the Realignment, research and development employees were 77 and 113 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, research and development expense decreased by 2%, to 8% in the three months ended June 30, 2023 from 10% in the three months ended June 30, 2022. The decrease was primarily driven by the Realignment.

Sales and Marketing

Sales and marketing expense decreased by $0.6 million, or 39%, to $0.9 million in the three months ended June 30, 2023 from $1.4 million in the three months ended June 30, 2022. The decrease was primarily driven by a decrease in employee and employee-related expenses of $0.5 million and a reduction in marketing activities of $0.1 million. Consistent with the Realignment, sales and marketing employees were 21 and 42 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 1%, to 2% in the three months ended June 30, 2023 from 3% in the three months ended June 30, 2022, driven by the Realignment.

Operations and Support

Operations and support expense decreased by $3.6 million, or 37%, to $6.0 million in the three months ended June 30, 2023 from $9.7 million in the three months ended June 30, 2022. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Central and South America, resulting in a cost reduction of $2.4 million, a reduction of employee related costs, resulting in a cost reduction of $0.6 million and overall lower net operating costs due to a focus on the Realignment. Consistent with the Realignment, operations and support employees were 90 and 137 as of June 30, 2023 and 2022, respectively, and customer support representative full-time employees were 699 and 993 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, operations and support expense decreased by 8%, to 14% in the three months ended June 30, 2023 from 22% in the three months ended June 30, 2022. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $1.3 million, or 38%, to $4.8 million in the three months ended June 30, 2023 from $3.5 million in the three months ended June 30, 2022. The increase was primarily related to an increase in transaction related expenses of $0.9 million associated with the planned merger with Otonomo, an increase in bad debt expense of $0.2 million, higher business insurance costs of $0.1 million based on the external insurance markets and enhanced coverage, offset by lower employee related expenses of $0.2 million. Consistent with the Realignment, general and administrative employees were 54 and 76 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, general and administrative expense increased by 3%, to 11% in the three months ended June 30, 2023 from 8% in the three months ended June 30, 2022. The increase was primarily driven by transaction related expenses associated with the planned Merger.

Depreciation and amortization

Depreciation and amortization expense remained relatively flat from the three months ended June 30, 2022 to the three months ended June 30, 2023.

Other Expense, net

Other expense, net decreased by $2.4 million, or 90%, to $0.3 million in the three months ended June 30, 2023 from $2.7 million in the three months ended June 30, 2022. An $8.5 million increase in interest expense was offset by $6.1 million in net gains resulting from changes in the fair values of derivative and warrant liabilities and a $4.9 million gain on the extinguishment of the Structural Loan Agreement.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

Revenue increased by $10.1 million, or 12%, to $93.6 million in the six months ended June 30, 2023 from $83.5 million in the six months ended June 30, 2022. This increase was primarily driven by an increase in dispatch volume and rates charged to existing Customer Partners which accounted for an increase of $14.7 million in revenue. Our fleet management (including car rental companies) and auto manufacturer Customer Partners generated both volume and rate increases driven by business growth and higher dispatch allocations. We also added six new Customer Partners in 2023 and 2022, which accounted for an increase of $6.2 million in revenue during the comparable period. The overall increase in dispatch volume and related revenue was offset by lower Customer Partner dispatch volumes from one auto manufacturer Customer Partner (due to lower sales) and one insurance Customer Partner along with our decision to shift focus away from certain less profitable activity which resulted in a decrease in revenue of $10.8 million.

Cost of Revenue

Cost of revenue decreased by $2.8 million, or 4%, to $75.0 million in the six months ended June 30, 2023 from $77.8 million in the six months ended June 30, 2022. The decrease was primarily driven by a reduction in first call and platform costs in the amount of $2.9 million as the business shifted away from partnerships that required first call support and reduced costs consistent with the Realignment. The decrease was offset by an increase driven by higher average Service Provider fees for the six months ended June 30, 2023. The increase in average Service Provider fees is consistent with overall inflation and industry experiences.

Our gross profit for the six months ended June 30, 2023 was $18.5 million, compared to $5.7 million for the six months ended June 30, 2022. The increase was primarily driven by rate increases applied to Customer Partners, and the decrease in first call costs, resulting in gross profit growth of 225% compared to revenue growth of 12%.

Operating Expenses

Research and Development

Research and development expense decreased by $1.0 million, or 12%, to $7.4 million in the six months ended June 30, 2023 from $8.4 million in the six months ended June 30, 2022. The decrease was primarily driven by a reduction in employee and employee-related expenses of $1.0 million. Consistent with the Realignment, research and development employees were 77 and 113 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, research and development expense decreased by 2%, to 8% in the six months ended June 30, 2023 from 10% in the six months ended June 30, 2022. The decrease was primarily driven by the Realignment.

Sales and Marketing

Sales and marketing expense decreased by $0.9 million, or 32%, to $1.9 million in the six months ended June 30, 2023 from $2.8 million in the six months ended June 30, 2022. The decrease was primarily driven by a decrease in employee and employee-related expenses of $0.7 million and a reduction in marketing activities of $0.1 million. Consistent with the Realignment, sales and marketing employees were 21 and 42 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 1%, to 2% in the six months ended June 30, 2023 from 3% in the six months ended June 30, 2022, driven by the Realignment.

Operations and Support

Operations and support expense decreased by $5.7 million, or 30%, to $13.2 million in the six months ended June 30, 2023 from $18.9 million in the six months ended June 30, 2022. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Central and South America, resulting in a cost reduction of $3.9 million, a reduction of employee related costs, resulting in a cost reduction of $1.2 million and overall lower net operating costs due to a focus on the Realignment, resulting in cost reductions of $0.6 million. Consistent with the Realignment, operations and support employees were 90 and 137 as of June 30, 2023 and 2022, respectively, and customer support representative full-time employees were 699 and 993 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, operations and support expense decreased by 9%, to 14% in the six months ended June 30, 2023 from 23% in the six months ended June 30, 2022. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $4.9 million, or 66%, to $12.2 million in the six months ended June 30, 2023 from $7.4 million in the six months ended June 30, 2022. The increase was primarily related to an increase in transaction related expenses of $5.3 million associated with the planned merger with Otonomo, higher business insurance costs of $0.3 million based on the external insurance markets and enhanced coverage, an increase in bad debt expense of $0.2 million, and an increase in travel of $0.1 million, offset by lower employee related expenses of $1.3 million. Consistent with the Realignment, general and administrative employees were 54 and 76 as of June 30, 2023 and 2022, respectively.

As a percentage of total revenue, general and administrative expense increased by 4%, to 13% in the six months ended June 30, 2023 from 9% in the six months ended June 30, 2022. The increase was primarily driven by transaction related expenses associated with the planned Merger.

Depreciation and amortization

Depreciation and amortization expense remained relatively flat from the six months ended June 30, 2022 to the six months ended June 30, 2023.

Other Expense, net

Other expense, net remained flat from the six months ended June 30, 2022 to the six months ended June 30, 2023. A $15.0 million increase in interest expense was offset by $10.0 million in net gains resulting from changes in the fair values of derivative and warrant liabilities and a $4.9 million gain on the extinguishment of the Structural Loan Agreement.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, management concluded that there was substantial doubt about our ability to continue as a going concern. Refer to Note 1 in our interim condensed consolidated financial statements included in Part I, Item 1 of this filing. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2022 as to the substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our condensed consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of June 30, 2023, we had $13.0 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of Preferred Stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of June 30, 2023, our debt balance totaled $123.1 million with maturity dates through June 2024.

Since inception, we have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets. This is due to the nature of our business model, in that we pay our Service Providers generally within two to three weeks of performance, but our collection cycle is longer for most of our Customer Partners. Our cash needs vary from period to period primarily based on our growth: in periods of fast growth our cash needs are accelerated as we invest into the operations and servicing of new Customer Partners. Our cash needs can also vary from period to period depending upon the gross margin performance we are able to attain. Our primary liquidity needs are to fund working capital requirements, invest into our growth through spending on technology and people, and fund our debt service obligations. We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, the timing and extent of spending on research and development and other growth initiatives, our ability to achieve further reductions in operating expenses, and overall economic conditions.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements.

Merger Agreement

The Merger Agreement contains customary covenants regarding the conduct of our business prior to the closing of the Merger and contains certain termination rights for us and Otonomo which require, in certain specified circumstances, Otonomo to pay us a termination fee of $3.0 million or, in a certain circumstance, $1.5 million. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger” in Note 12 “Subsequent events” of the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,754)	$(24,616)
Investing activities	(61)	(197)
Financing activities	14,405	641
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,590	$(24,172)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $8.8 million primarily due to a net loss of $24.2 million, excluding the impact of non-cash expenses totaling $4.6 million, a decrease in long-term liabilities of $5.0 million, a decrease in deferred revenue of $0.3 million, and a decrease in lease liabilities of $0.4 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $4.9 million, an increase in accounts payable of $1.8 million, an increase in accrued expenses of $8.7 million, and a decrease in prepaid expenses and other assets of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $24.6 million primarily due to a net loss of $39.7 million, excluding the impact of non-cash expenses totaling $5.6 million, a decrease in deferred revenue of less than $0.1 million, and a decrease in lease liabilities of $0.4 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $4.0 million, an increase in accounts payable of $4.9 million, an increase in accrued expenses of $0.4 million, and a decrease in prepaid expenses and other assets of $0.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.2 million, respectively, due to purchases of equipment and software.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $14.4 million due to $4.7 million in proceeds from the 2023 Notes and $10.0 million in proceeds on the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.6 million due primarily to $0.6 million in refunds of deferred financing fees.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt, and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 6 “Debt Arrangements” and for further information on our leases, see Note 11 “Leases” of the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our interim condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared.

Management believes that there are no material changes in the critical accounting estimates set forth in the critical accounting estimates section of the Company’s MD&A contained in the Final Prospectus. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future. There have been no material changes to our critical accounting estimates disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 contained in the Final Prospectus.

Recent Accounting Pronouncements

See Note 2 “Summary of significant accounting policies” of the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2023, we had $123.1 million in debt. Interest on our borrowings under one of the term loans accrues at a variable rate based on the prime rate and is therefore subject to interest rate risk. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiary is also the U.S. dollar. Transactions denominated in foreign currencies other than the U.S. dollar are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in other income or expense in the condensed consolidated statement of operations.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our condensed consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Controls over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2021 and 2022, management identified one material weakness in our internal control over financial reporting that has not been remediated as of June 30, 2023. The material weakness is related to inadequate segregation of incompatible duties due to the small size of our accounting and finance team.

Remediation Plan

We have made progress toward remediation of the control deficiencies described above. We are in the process of increasing resources within our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weakness.

Our management believes that these actions will enable us to address the material weakness that was identified in a timely manner and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, this material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting were designed to provide reasonable assurance of achieving their objectives. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to breaches of contract, employment-related matters or intellectual property infringement as well as governmental and other regulatory investigations and proceedings. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Final Prospectus, except as set forth below.

Risks Related to the Merger

The announcement and pendency of the Merger may have an adverse effect on our business results, and our failure to complete the Merger could have a material adverse effect on our business, financial condition and results of operations.

On February 9, 2023, we entered into the Merger Agreement to merge with Otonomo in an all-stock transaction. Completion of the Merger is subject to the satisfaction of customary closing conditions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•
potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•
the failure to satisfy the other conditions to the completion of the Merger.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition and operating results, and our stockholders would be exposed to additional risks, including:

•
stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger; and
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed.

There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including that we may experience a departure of employees prior to the closing of the Merger.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, and business.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, operating results, and business, including:

•
potential uncertainty in the marketplace, which could lead to the loss of actual or prospective Customer Partners, Service Providers or Consumers;
•
difficulties maintaining existing and/or establishing business relationships, including business relationships with significant Customer Partners and Service Providers;
•
the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•
the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•
the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could materially and adversely impact our business, cash flow, financial condition or results of operations and our perceived value, regardless of whether the Merger is completed.

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, financial condition, and results of operations. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the future price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our Customer Partners, Service Providers, Consumers and other business partners, or otherwise materially harm our operations and financial performance.

Risks Related to Our Operations

Weather events, natural disasters and other events beyond our control could adversely affect our business.

Our business and operations, and the business and operations of our Customer Partners and Service Providers, could be materially and adversely affected in the event of earthquakes, floods, fires, inclement weather, other weather events, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, wars and other armed conflicts, including Hamas’ attack against Israel and the ensuing war, political or geopolitical crises, public health crises, pandemics or endemics, or other catastrophic events. Our business would be especially adversely impacted if such events were to occur during peak automotive travel periods, particularly if such events were to prevent Service Providers from reaching Consumers.

Weather events have in the past had, and may continue to have, an adverse impact on our business and ability to complete requests for roadside assistance. We consider potential risks related to weather as part of our operations strategy and have business continuity and disaster recovery plans in place. However, they may not adequately protect us from serious disasters and adverse impacts, including the ability of our network of Service Providers to remain operational during such events. In addition, climate change events could have an impact on critical automotive infrastructure in the United States and internationally, which has the potential to disrupt our business, our Service Providers, or the business of our Customer Partners. During weather events we may be unable to maintain full operations in the affected area, and following such events we experience surges in demand that our network of Service Providers may be unable to meet. As a result, we may experience increased out-of-network costs during weather events to complete requests for roadside assistance, and in the future we may incur additional costs to bolster operations in often-impacted areas.

We have operations all over North America, and our operations in California, Texas and Florida have recently been exposed to extreme weather events. For example, in 2021 our network of Service Providers in Texas was unable to meet Consumer demand for roadside assistance during a significant power outage caused by a winter storm. The recent trends in hurricanes over the Gulf Coast has increased the volume of totaled vehicles, and we are often unable to meet the surges in demand for roadside and mobility assistance that follow such extreme weather events. our network of Service Providers in California has also been impacted during recent historic wildfires, during which Service Providers cannot access Consumers in need of roadside assistance and after which there is a surge in demand relating to abandoned cars.

Further, if floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or Service Providers’ properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, or public health crises, our results of operations would suffer.

We are also limited, from time to time, in our ability to complete Consumer requests as a result of restrictions placed on certain roadways in the United States, which prohibit non-police vehicles from responding to requests for roadside assistance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2023, in connection with an extension of a secured loan facility, we issued warrants to purchase 1,325 shares of common stock to one lender with an exercise price of $0.01 per share. The warrant coverage is variable based on the occurrence of certain transactions.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipient of the securities in this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate issued in this transaction. The recipient had adequate access, through its relationship with us, to information about us. The sale of these securities was made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Certificate of Incorporation; Reverse Stock Split

On July 28, 2023, after obtaining approval by our stockholders, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split of our common stock, par value $0.001 per share, and our Series C preferred stock, par value $0.001 per share. At the effective time of the Reverse Stock Split, each 90 outstanding shares of common stock and each 90 outstanding shares of Series C preferred stock was exchanged and combined into one share of common stock and one share of Series C preferred stock, respectively. After giving effect to the Reverse Stock Split, the total number of authorized shares of stock is (i) 600,000,000 shares of common stock, $0.001 par value per share, and (ii) 160,000 shares of preferred stock, $0.001 par value per share.

As a result of the Reverse Stock Split, proportionate adjustments were also made to the per share exercise price and number of shares issuable upon the exercise or vesting of all stock options and restricted stock units issued by us and outstanding immediately prior to the effective time of the Reverse Stock Split, which resulted in a proportionate decrease, using the 1-for-90 ratio rounded down to the nearest whole share, in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and restricted stock units, and, in the case of stock options, a proportionate increase, using the 1-for-90 ratio, in the exercise price of all such stock options, rounded up to the nearest whole cent. In addition, the number of shares authorized for future grant under our equity incentive plans immediately prior to the effective time of the Reverse Stock Split were reduced proportionally, using the 1-for-90 ratio rounded down to the nearest whole share.

The Reverse Stock Split also reduced the number of shares of our common stock issuable upon the exercise of our outstanding warrants and convertible notes, and caused a proportionate increase in the exercise price of the warrants. The warrants and convertible notes were proportionally adjusted as a result of the Reverse Stock Split in accordance with the terms of such warrants and convertible notes, respectively.

Appointment of New Director

On September 22, 2023, Suzie Doran was appointed to our Board of Directors, effective immediately, to serve as a Class II director with a term of office expiring at our annual meeting of stockholders to be held in 2025. Our Board of Directors determined that Ms. Doran meets the requirements for independence under the applicable listing standards of the Nasdaq Stock Market LLC and the Exchange Act.

Concurrent with her appointment to the Board, Ms. Doran was appointed to serve as the chair of the audit committee of the Board. In addition, the Board has determined that Ms. Doran is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended.

Ms. Doran is a partner at SingerLewak, an accounting firm, where she has served since 2008. Prior to joining SingerLewak, Ms. Doran was a senior manager at Grant Thornton, LLP from 2004 to 2008, and previously worked at PwC from 1997 to 2004. Ms. Doran also currently serves on the executive committee of the board of directors of ACG Global as the chairman of finance. Ms. Doran received a B.A. in English and Economics with an emphasis in accounting from the University of California at Santa Barbara.

In accordance with our Outside Director Compensation Policy, for her service as a non-employee director Ms. Doran will be paid an annual director cash retainer of $50,000 in addition to any committee fees. Ms. Doran will also be granted restricted stock units with a total value of $300,000 that vest in equal 1/3 installments with the first installment vesting on the earlier of (i) the one-year anniversary of the date the award is granted or (ii) the day prior to the date of the Company's annual stockholder's meeting next following the date the award is granted (such earlier date, the “Initial Vesting Date”), and the second and third installments vesting on the first and second anniversaries of the Initial Vesting Date, in each case, subject to Ms. Doran's continued service on the Board of Directors of the Company through the applicable vesting date.

There are no arrangements or understandings between Ms. Doran and any other persons pursuant to which Ms. Doran was appointed a director of the Company, and there are no family relationships between Ms. Doran and any other director or executive officer of the Company.

The Company has entered into its standard form of indemnification agreement with Ms. Doran, a copy of which is filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on June 22, 2023. Other than the indemnification agreement, Ms. Doran does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act, nor are any such transactions currently proposed.

Warrant Amendments

In connection with the Merger, on October 16, 2023, the Company entered into agreements to amend and restate all outstanding warrants held by Structural Capital. The warrants provided for warrant coverage that was variable based on the occurrence of certain events or calculated as a percentage of the Company’s outstanding capitalization, and each warrant was amended and restated to, among other things, revise the calculations for determining the number of shares exercisable under the warrants to provide for a fixed share count that reflected the Merger and the transactions contemplated thereby.

In addition, on October 18, 2023, the Company entered into agreements to amend and restate all outstanding warrants to purchase shares of the Company’s common stock with the Highbridge Capital consortium. The warrants provided for warrant coverage that was calculated as a percentage of the Company’s outstanding capitalization, and each warrant was amended and restated to, among other things, revise the calculations for determining the number of shares exercisable under the warrants to provide for a fixed share count that reflected the Merger and the transactions contemplated thereby, and to provide for automatic net exercise of the warrants in connection with the closing of the Merger and consummation of the transactions contemplated thereby.

The foregoing description of the amendments to the warrants is subject to, and qualified in its entirety by, the documents attached hereto as Exhibits 4.2, 4.3, 4.5, 4.7, and 4.8, respectively, which are incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.).

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 9, 2023, by and among Urgent.ly Inc., O.U Odyssey Merger Sub Ltd., and Otonomo Technologies Ltd (incorporated by reference from Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 filed on May 15, 2023).

3.1

Amended and Restated Certificate of Incorporation of Urgent.ly Inc., as currently in effect (incorporated by reference from Exhibit 3.1 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-4 filed on August 14, 2023).

3.2	Bylaws of Urgent.ly Inc., as amended, as currently in effect (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed on May 15, 2023).
4.1†

Amended and Restated Investor Rights Agreement by and among Urgent.ly Inc. and certain of its stockholders, dated July 12, 2022 (incorporated by reference from Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on May 15, 2023).

4.2*	Form of 2018 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended.
4.3*	Form of 2019 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended.
4.4

Form of 2019 Convertible Note Warrant between Urgent.ly Inc. and certain investors (incorporated by reference from Exhibit 4.4 to the registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 22, 2023).

4.5*	Form of Warrant Agreement between Urgent.ly Inc. and certain affiliates of Highbridge, as amended.
4.6

Form of Warrant to Purchase Common Stock between Urgent.ly Inc. and Silicon Valley Bank dated May 8, 2020 (incorporated by reference from Exhibit 4.6 to the registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 22, 2023).

4.7*	Form of 2021 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended.
4.8*	Form of 2023 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended.
10.1†

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 18, 2023, by and among Structural Capital Investments III, LP, Series Structural DCO II series of Structural Capital DCO, LLC and CEOF Holdings LP, Ocean II PLO LLC as administrative and collateral agent, Urgent.ly Inc., and certain subsidiaries of Urgent.ly Inc. party thereto from time to time (incorporated by reference from Exhibit 10.1 to the registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 22, 2023).

10.2†

Third Amendment to Loan and Security Agreement, dated as of May 18, 2023, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., Alter Domus (US) LLC as administrative and collateral agent, and each of the lenders from time to time party thereto (incorporated by reference from Exhibit 10.3 to the registrant’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 22, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URGENT.LY INC.

Date: October 18, 2023	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2023	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)