Form 10-Q
period 2023-09-30
Urgent.ly Inc.
filed 2023-11-14
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-41841

URGENT.LY INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2848640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8609 Westwood Center Drive, Suite 810 Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 350-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ULY	NASDAQ

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

As of November 13, 2023, the registrant had 13,133,865 shares of common stock, $0.001 par value per share, outstanding.

i

EXPLANATORY NOTE

On October 19, 2023, the Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) in accordance with the terms of the Agreement and Plan of Merger, dated as of February 9, 2023 (the “Merger Agreement”), by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd. (“Merger Sub”), in which Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”).

Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted, information set forth herein is as of and for the period ended September 30, 2023, and, therefore, does not include the information of Otonomo. Accordingly, unless otherwise specifically noted herein, references herein to “Urgent.ly”, “the Company”, “we”, or “our” refer only to Urgent.ly and its subsidiaries prior to the Merger and do not include Otonomo and its subsidiaries.

Beginning with the Annual Report on Form 10-K for the period ended December 31, 2023, the Company will report on a consolidated basis representing the combined operations of Urgent.ly and Otonomo and their respective subsidiaries. Because Urgent.ly was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of Urgent.ly will be treated as the historical financial statements of the combined company and will be reflected in the Company's future quarterly and annual reports.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking terms such as “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “intend,” “anticipate,” “project,” “predict,” “target,” “believe,” “continue,” “estimate” or “expect” or the negative of these words or other words, terms and phrases of similar nature are often intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements related to:

•
our ability to acquire and retain new Customer Partners (as defined below), and to do so in a cost-effective manner;
•
our ability to maintain and grow our market position against current and future competitors in light of significant competition in the mobility assistance industry;
•
our history of losses and expectations regarding operating losses for the foreseeable future;
•
our need for additional capital, and the availability of such additional capital on acceptable terms or at all;
•
our substantial dependence on a limited number of Customer Partners;
•
our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of our Consumers (as defined below), Customer Partners and Service Providers (as defined below);
•
our reliance on Amazon Web Services to deliver our platform to Consumers;
•
Customer Partners’ willingness to renew their service contracts with us;
•
Customer Partners’ willingness to expand their use of our platform beyond their current roadside solutions;
•
optimizing and operating our network of Service Providers (as defined below);
•
our ability to continue as a going concern;
•
our ability to develop and maintain an effective system of internal controls and procedures and accurately report our financial results in a timely manner;
•
the sustainability of our recent growth rates and future growth;
•
our ability to address the service requirements of current and future Consumers;
•
our expansion into new roadside assistance solutions, Customer Partners and Service Providers, technologies and geographic regions;
•
expectations regarding our future prospects in light of our limited operating history and evolving business model;
•
the length and variability of our sales cycle with regard to Customer Partners;
•
our expectations regarding our pricing model for our platform’s offerings;
•
our ability or the ability of Service Providers to meet labor needs;
•
adverse economic conditions or reduced automotive usage;
•
our ability to hire and retain highly skilled and other key personnel;
•
our ability to accurately forecast demand for mobility assistance services and appropriately plan our expenses in the future;
•
expectations regarding the impact of weather events, natural disasters and other events beyond our control, including Hamas’ attack against Israel and the ensuing war, on our business;
•
our ability to comply with the terms of our existing credit facilities and any new debt obligations;
•
our history of defaulting on certain financial, reporting and other covenants under our loan agreements and our ability to obtain compliance waivers with respect to such covenant defaults in the future;
•
our reliance on unpatented proprietary technology, trade secrets, processes and know-how;

•
our ability to protect our intellectual property rights;
•
our ability to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising, and consumer protection;
•
our ability to integrate successfully and realize the anticipated benefits of the Merger (as defined below);
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (Nasdaq”); and
•
our becoming a reporting company by means other than a traditional underwritten initial public offering, which could cause our stockholders to face additional risks and uncertainties.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act, on October 19, 2023 (the “Final Prospectus”) and in other filings we may make from time to time with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,673	$6,357
Restricted cash	1,050	1,050
Accounts receivable, net of allowance for doubtful accounts of $52 and $338 in 2023 and 2022, respectively	25,719	33,966
Prepaid expenses and other current assets	1,773	2,102
Total current assets	37,215	43,475
Right-of-use assets	1,977	2,485
Property and equipment, net of accumulated depreciation of $2,042 and $1,843 in 2023 and 2022, respectively	308	414
Intangible assets, net	31	31
Other non-current assets	456	538
Total assets	$39,987	$46,943
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,692	$7,536
Accrued expenses	18,203	13,122
Accrued interest	13,368	6,689
Deferred revenue, current	154	349
Current lease liabilities	636	740
Derivative liability, current	31,142	—
Current portion of long-term debt, net	62,710	—
Total current liabilities	138,905	28,436
Long-term lease liabilities	1,674	2,120
Long-term debt, net	65,560	99,443
Derivative liability	928	32,765
Warrant liability	11,479	13,957
Other long-term liabilities	9,076	5,059
Total liabilities	227,622	181,780
Redeemable convertible preferred stock, Series C, par value $0.001; 160,000 shares authorized, 157,395 issued and outstanding in 2023 and 2022	46,334	46,334
Stockholders’ deficit:
Common stock, par value $0.001; 600,000,000 shares authorized, 154,791 and 154,786 issued and outstanding in 2023 and 2022, respectively	—	—
Additional paid-in capital	48,549	48,327
Accumulated deficit	(282,518)	(229,498)
Total stockholders’ deficit	(233,969)	(181,171)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$39,987	$46,943

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$46,047	$52,134	$139,602	$135,623
Cost of revenue	36,869	46,078	111,905	123,870
Gross profit	9,178	6,056	27,697	11,753
Operating expenses:
Research and development	3,667	4,552	11,077	12,951
Sales and marketing	899	1,431	2,846	4,275
Operations and support	5,418	9,976	18,665	28,918
General and administrative	4,978	3,152	17,215	10,515
Depreciation and amortization	64	77	198	221
Total operating expenses	15,026	19,188	50,001	56,880
Operating loss	(5,848)	(13,132)	(22,304)	(45,127)
Other income (expense), net:
Interest expense	(15,438)	(11,324)	(39,608)	(20,523)
Interest income	—	3	—	6
Change in fair value of derivative liability	(5,504)	—	1,523	—
Change in fair value of warrant liability	(2,035)	2,144	3,525	3,916
Warrant expense	—	(736)	(1,047)	(962)
Gain on debt extinguishment	—	—	4,913	—
Foreign exchange loss	(27)	(12)	(22)	(75)
Total other expense, net	(23,004)	(9,925)	(30,716)	(17,638)
Loss before income taxes	(28,852)	(23,057)	(53,020)	(62,765)
Provision for income taxes	—	—	—	—
Net loss	$(28,852)	$(23,057)	$(53,020)	$(62,765)

Loss per share, basic and diluted	$(186.40)	$(432.18)	$(342.54)	$(1,177.09)
Weighted average shares outstanding, basic and diluted	154,787	53,351	154,786	53,322

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible
	Preferred Stock Series B-1		Preferred Stock Series B		Preferred Stock Series A		Preferred Stock Series Seed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	—	$—	—	$—	—	$—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, March 31, 2023	—	$—	—	$—	—	$—	—	$—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, June 30, 2023	—	$—	—	$—	—	$—	—	$—
Issuance of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, September 30, 2023	—	$—	—	$—	—	$—	—	$—

Balance, December 31, 2021	62,731	$19,045	30,896	$10,925	60,693	$10,218	12,260	$996
Issuance of common stock	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	71	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, March 31, 2022	62,731	$19,116	30,896	$10,931	60,693	$10,218	12,260	$996
Issuance of common stock	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	72	—	6	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, June 30, 2022	62,731	$19,188	30,896	$10,937	60,693	$10,218	12,260	$996
Equity recapitalization	(62,731)	(19,188)	(30,896)	(10,937)	(60,693)	(10,218)	(12,260)	(996)
Issuance of warrants on common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, September 30, 2022	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (continued)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock Series C		Preferred Stock Series C-1		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	157,395	$46,334	—	$—	154,786	$—	$48,327	$(229,498)	$(181,171)
Stock-based compensation expense	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	(17,748)	(17,748)
Balance, March 31, 2023	157,395	$46,334	—	$—	154,786	$—	$48,404	$(247,246)	$(198,842)
Stock-based compensation expense	—	—	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	(6,420)	(6,420)
Balance, June 30, 2023	157,395	$46,334	—	$—	154,786	$—	$48,480	$(253,666)	$(205,186)
Issuance of common stock	—	—	—	—	5	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	(28,852)	(28,852)
Balance, September 30, 2023	157,395	$46,334	—	$—	154,791	$—	$48,549	$(282,518)	$(233,969)

Balance, December 31, 2021	42,436	$19,940	49,732	$18,732	53,240	$—	$7,161	$(127,732)	$(120,571)
Issuance of common stock	—	—	—	—	74	—	7	—	7
Accretion of preferred stock to redemption value	—	4	—	—	—	—	(81)	—	(81)
Stock-based compensation expense	—	—	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	—	—	(21,195)	(21,195)
Balance, March 31, 2022	42,436	$19,944	49,732	$18,732	53,314	$—	$7,242	$(148,927)	$(141,685)
Issuance of common stock	—	—	—	—	37	—	5	—	5
Accretion of preferred stock to redemption value	—	4	—	—	—	—	(82)	—	(82)
Stock-based compensation expense	—	—	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	—	—	(18,513)	(18,513)
Balance, June 30, 2022	42,436	$19,948	49,732	$18,732	53,351	$—	$7,311	$(167,440)	$(160,129)
Equity recapitalization	114,959	26,386	(49,732)	(18,732)	101,351	—	40,726	(5,784)	34,942
Issuance of warrants on common stock	—	—	—	—	—	—	92	—	92
Stock-based compensation expense	—	—	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	—	—	(23,057)	(23,057)
Balance, September 30, 2022	157,395	$46,334	—	$—	154,702	$—	$48,239	$(196,281)	$(148,042)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,020)	$(62,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	221
Amortization of right-of-use assets	508	500
Amortization of contract costs to obtain	69	449
Amortization of contract costs to fulfill	35	106
Amortization of deferred financing fees	1,080	1,043
Stock-based compensation	222	411
Bad debt expense	167	—
Gain on debt extinguishment	(4,913)	—
Change in fair value of derivative and warrant liabilities	(5,048)	(3,916)
Warrant expense	1,047	962
Noncash interest expense	32,106	9,618
Issuance of common stock warrants to advisors	—	92
Changes in operating assets and liabilities:
Accounts receivable	8,080	(6,294)
Prepaid expenses and other current assets	329	(869)
Other assets	(22)	(134)
Accounts payable	5,156	6,774
Accrued expenses	(1,263)	2,899
Deferred revenue	(195)	(60)
Lease liabilities	(550)	(565)
Long-term liabilities	4,017	10
Net cash used in operating activities	(11,997)	(51,518)
Cash flows from investing activities:
Purchases of property, equipment and software	(92)	(208)
Net cash used in investing activities	(92)	(208)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Refunds (payments) of deferred financing fees	(291)	629
Proceeds from issuance of convertible notes payable	4,696	30,000
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	14,405	30,641
Net increase (decrease) in cash, cash equivalents and restricted cash	2,316	(21,085)
Cash, cash equivalents and restricted cash, beginning of period	7,407	31,206
Cash, cash equivalents and restricted cash, end of period	$9,723	$10,121
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,428	$5,086
Supplemental noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$3,160
Derivative liability resulting from term loan amendment	$773	$—
Derivative liability resulting from issuance of convertible notes	$55	$28,688
Warrants issued in connection with issuance of convertible notes	$—	$7,041
Issuance of common stock warrants for services	$—	$92

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization

Urgent.ly Inc. (collectively along with other wholly-owned subsidiaries, “Urgent.ly” or the “Company”) was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services.

Urgent.ly is headquartered in Vienna, Virginia. On September 1, 2017, Roadside Innovation Inc. was incorporated in the State of Delaware as a wholly-owned subsidiary of Urgent.ly for the purpose of obtaining and holding motor club licenses in support of certain services provided by Urgent.ly. On July 23, 2020, Roadside Innovation (Arkansas) Inc. was incorporated in the State of Arkansas as a wholly-owned subsidiary of Urgent.ly for the purpose of obtaining and holding motor club licenses in support of certain services provided by Urgent.ly. On September 3, 2020, Urgently Canada Technologies ULC was incorporated in British Columbia, Canada as a wholly-owned subsidiary of Urgent.ly for the purpose of providing roadside assistance services in Canada.

On July 28, 2023, the Company amended its Certificate of Incorporation to effect a 1-for-90 reverse stock split (the “Reverse Stock Split”) of its common stock (“Common Stock”) and Series C preferred stock. The Company has adjusted all periods presented for the effects of the stock split.

Liquidity risk and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $282,518 as of September 30, 2023 and an operating loss of $22,304 for the nine months ended September 30, 2023.

Liquidity risk is the risk that suitable sources of funding for the Company’s business activities may not be available. The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for capital expenditures which are adjusted as input variables change. These variables include, but are not limited to, operating cash flows and the availability of other sources of debt and capital. As these variables change, the Company may be required to seek funding through additional equity issuances and/or additional debt financings.

As further described in Note 12, the Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100,000 of cash, cash equivalents, and short-term investments, net of estimated transaction costs. Additionally, approximately $70,400 of Company debt was converted to Common Stock in connection with the Merger, leaving approximately $71,800 in principal debt outstanding. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although this cash is available to the Company, and as the Company continues to define the final details related to the Otonomo business integration and assess its capital asset plans related to the current outstanding debt, the Company believes that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.

In the event the Company is unable to successfully raise additional equity or debt or refinance its existing debt during the next twelve months from the date of issuance of the condensed consolidated financial statements, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The condensed consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2. Summary of significant accounting policies

There have been no material changes to the Company’s significant accounting policies from its audited consolidated financial statements for the year ended December 31, 2022 included in its final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 19, 2023 (the “Final Prospectus”).

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Urgent.ly Inc. and its wholly-owned subsidiaries Roadside Innovation Inc., Roadside Innovation (Arkansas) Inc., and Urgently Canada Technologies ULC. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of September 30, 2023 and its results of operations, changes in redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements for the year ended December 31, 2022 included in the Final Prospectus but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2022 and 2021 included in the Final Prospectus.

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

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company places its cash, cash equivalents and restricted cash in an accredited financial institution and the balances are above federally insured limits. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

During the three months ended September 30, 2023 and 2022, 67% and 72% of revenue was earned from three and four customers, respectively. During the nine months ended September 30, 2023 and 2022, 64% and 70% of revenue was earned from three and four customers, respectively. At September 30, 2023 and December 31, 2022, 59% and 34% of accounts receivable was due from four and two customers, respectively.

Modification of debt instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the nine months ended September 30, 2023, the Company amended its term loans and convertible promissory notes (see Note 6).

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

New accounting pronouncement

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The Company adopted the new standard effective January 1, 2023, and adoption did not have a material impact on the Company's consolidated financial statements.

3. Revenue

The Company generates substantially all its revenues from roadside assistance services (“RAS”) initiated through its software platform primarily in the United States and Canada. The Company’s platform enables its customers (“Customer Partners”) to outsource delivery for all or portions of their roadside assistance programs. The Company manages the RAS process after receiving the initial distress call or web-based request through final disposition. Urgent.ly contracts with original equipment manufacturers (“OEM”), insurance companies, fleet management companies (including car rental companies) and aftermarket companies, which collectively represent the Company’s Customer Partners. These Customer Partners, who are our direct customers, in turn, offer roadside assistance plans to their customers (the “Consumers”).

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

Membership

The Company also derives revenues from membership offerings for roadside assistance services, for which the Company’s performance obligation is to provide roadside assistance services primarily to its Customer Partners’ members. The Company applied the right to invoice practical expedient and recognizes these revenues over time when the related fee is invoiced. The cost of providing services is charged to cost of revenue as incurred.

Software licensing arrangements

The Company occasionally enters into licensing arrangements with Customer Partners to provide access to its standard software platform. The Company customarily provides the Customer Partner with standard maintenance on licensed software which includes technical support and when-and-if available updates. The Company considers this a service of standing-ready to the customer to provide technical support and upgrades as needed, and unspecified upgrades are provided on a when-and-if available basis for the duration of the maintenance period. The license revenue and the maintenance bundled in the arrangement are considered a single performance obligation that is recognized over the term of the agreement.

Professional services

The Company sells professional services either on a stand-alone basis or as services bundled with software. Professional services include customization and design, integration, training and consulting services. Professional services performed by the Company represent distinct performance obligations, not highly interdependent or highly interrelated with the Company’s platform license and SaaS arrangements. The standalone selling prices are determined based on contracted terms on a contract by contract basis. Revenue for customization and design services represents the transfer to the customer for the right to access the customized software and therefore is recorded over time. Revenues for integration services, training and consulting services are separate performance obligations recognized over time as these and the SaaS arrangements can be purchased separately from the platform and SaaS arrangements.

Revenue on a disaggregated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Full-service outsourcing—flat rate	$45,794	$51,178	$138,297	$132,817
Full-service outsourcing—claim cost pass-through	38	14	42	35
Membership	99	889	948	2,566
Software licensing arrangements	45	8	174	80
Professional services	71	45	141	125
Total revenue	$46,047	$52,134	$139,602	$135,623

Contract assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. At contract inception, the Company capitalizes such costs that it expects to recover and that would not have been incurred if the contract had not been obtained. Sales commissions earned by the Company’s sales team are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and amortized on a straight-line basis over the initial contract term with an amortization period that exceeds one year. Commission expenses are included in sales and marketing expense on the condensed consolidated statements of operations. The expected period of benefit is determined using the initial contract term.

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

	2023	2022
Contract assets as of January 1	$370	$1,048
Additional contract costs to obtain	—	134
Amortization of contract costs to obtain	(69)	(449)
Amortization of contract costs to fulfill	(35)	(106)
Contract assets as of September 30	$266	$627

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of September 30, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability, current	$—	$—	$31,142	$31,142
Derivative liability, long-term	—	—	928	$928
Warrant liability	—	—	11,479	11,479
Total liabilities in fair value hierarchy	$—	$—	$43,549	$43,549

	Fair Value as of December 31, 2022
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$32,765	$32,765
Warrant liability	—	—	13,957	13,957
Total liabilities in fair value hierarchy	$—	$—	$46,722	$46,722

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

The Company estimates the fair value of the warrant liability using the projected future cash flows and discounting the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the warrants. Changes in the fair value of the warrant liability are recorded as Change in the fair value of the warrant liability in the condensed consolidated statements of operations.

The following table presents a reconciliation of the changes in fair value of the beginning and ending balances for the Company’s derivative liability and warrant liability at fair value using inputs classified as Level 3 in the fair value hierarchy:

	Derivative Liability	Warrant Liability	Total
Balance at December 31, 2022	$32,765	$13,957	$46,722
Issuances	1,320	1,047	2,367
Extinguishments	(492)	—	(492)
Change in fair value	(1,523)	(3,525)	(5,048)
Balance at September 30, 2023	$32,070	$11,479	$43,549

5. Accrued expenses

Accrued expenses consist of the following as of the periods presented:

	September 30, 2023	December 31, 2022
Accrued service provider costs	$9,369	$5,461
Accrued compensation	552	1,054
Accrued contract labor	484	2,400
Credit card liabilities	650	100
Accrued lender fees	2,320	—
Accrued transaction costs	2,122	—
Other accrued liabilities	2,706	4,107
Total accrued expenses	$18,203	$13,122

6. Debt arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	September 30, 2023	December 31, 2022
2021 convertible promissory notes with an interest rate of 10.0% per annum maturing June 30, 2024	$39,957	$39,957
Structural Capital term loan with an interest rate at the greater of 14.0% or the prime rate plus 7.5% per annum for the first $14,000, 13.5% or the prime rate plus 7.0% for the remaining $13,500; maturing on November 1, 2024 (see Note 12)	27,500	17,500
Highbridge Capital term loan with an interest rate ranging from 12%-13% per annum maturing on January 31, 2025 (see Note 12)	40,000	40,000
2022 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	30,000	30,000
2023 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	4,696	—
	142,153	127,457
Less: current portion	(74,653)	—
Less: debt issuance costs and discounts, long-term	(1,940)	(28,014)
Total long-term debt, net	$65,560	$99,443

Structural Capital term loan

On February 9, 2023, the Company executed the First Amendment to the Second Amended and Restated Loan Agreement (the “First Amendment”) with Structural Capital. Borrowings under the First Amendment accrue interest monthly at the greater of 14.0% or 7.5% plus the prime rate (which can be no less than 3.25%) for the first $14,000 outstanding, and the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%) for the remaining $3,500 outstanding. The scheduled maturity is November 1, 2024 as a result of the merger with Otonomo (see Note 12). Upon repayment, the First Amendment requires a final payment fee of $840, a success fee of $2,406, a restructuring fee of $2,232, and an amendment fee of $1,014. The Company is accreting these fees to interest expense over the term of the loan.

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

On May 18, 2023, the Company executed the Second Amendment to the Second Amended and Restated Loan Agreement (the “Structural Second Amendment”) which increased the term loan amount by $10,000 (“Tranche 2”). Tranche 2 borrowings under the Structural Second Amendment accrue interest monthly at the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%). Upon repayment, the Structural Second Amendment added $400 to the repayment fee. All other terms remain unchanged from the First Amendment. In connection with the amendment, the $492 derivative liability resulting from the First Amendment was written off and a new derivative liability of $773 was established, and this derivative was remeasured to $928 at September 30, 2023. The Structural Second Amendment was accounted for as a debt extinguishment and, accordingly, a $4,913 gain was recognized. The gain resulted from the write-off of accrued lender fees, deferred financing fees, debt discounts, and a derivative liability, all related to the Structural term loan.

In connection with the Structural Second Amendment, the Company issued warrants to purchase Common Stock in an aggregate amount of $500 with an exercise price of $0.90 per share expiring on May 18, 2033. The number of shares issued is based on Warrant Coverage, which is defined as a dollar value divided by the price factor at the time the warrant is exercised, as defined in the agreement. The fair value of these warrants was determined to be de minimis.

Highbridge Capital term loan

On February 9, 2023, the Company executed the Second Amendment to Loan and Security Agreement (the “Highbridge Second Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Highbridge Second Amendment limits the commitment amount to $40,000. Borrowings under the 2023 Amended Highbridge Term Loan accrue interest at a rate of 12.0% through June 2023, increasing to 13.0% through maturity, and payments are made quarterly in arrears. The scheduled maturity is January 31, 2025 as a result of the merger with Otonomo (see Note 12). Upon repayment, the loan requires a first amendment fee of $2,319, a second amendment fee of $3,000, and a consent fee of $4,639. The Company is accreting these fees to interest expense over the term of the loan. The Highbridge Second Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Third Amendment amended the definition of “Permitted Indebtedness” as a result of the Structural Second Amendment and added an amendment fee of $400.

Convertible promissory notes

On February 9, 2023, the Company executed amendments with twelve holders of the 2022 convertible promissory notes. The amendments include an additional settlement feature that provides for automatic conversion of the notes upon consummation of an approved acquisition and related public listing of Common Stock on a nationally recognized exchange at a price per share equal to 65% of the total equity value, as defined in the amendment, divided by the Company capitalization immediately prior to the acquisition. The amendments were accounted for as a modification and, accordingly, no gain or loss was recognized.

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

The Company concluded that certain settlement features of the 2023 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt host instrument and have therefore been bifurcated and separately accounted for as derivative financial instruments. The Company will remeasure the fair market value of the derivative liability at each balance sheet date and recognize any change in Other income (expense), net in the condensed consolidated statements of operations.

The Company determined the measurement of its derivative liabilities to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the 2023 Convertible Notes to be $55 upon issuance. The fair value of the derivative liability was recorded separately from the convertible notes with an offsetting amount recorded as a debt discount to be amortized to interest expense using the effective interest method. The fair value of the derivative liability at September 30, 2023 was $1,075.

7. Stock-based compensation

Equity plans

The Company has a 2013 Equity Incentive Plan (the “Plan”), under which it may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to selected employees, directors and consultants. In February 2023, the board of directors of the Company (the “Board”) approved an increase in the number of shares of Common Stock reserved for issuance under the Plan by 698,675 shares. The Company has 771,680 shares of Common Stock reserved for issuance under the Plan as of September 30, 2023. The Plan is administered by the Board, which determines the terms of options, including exercise price, the number of shares subject to the options, the vesting schedule, and the terms and conditions of the exercise.

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which will become effective upon the filing of a Form 8-A with the SEC. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock are reserved for issuance pursuant to the 2023 Plan and will be subject to an annual increase.

On June 16, 2023, the Company’s Board approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 221,311 shares of Common Stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase.

Stock options

There were no stock options granted during the three and nine months ended September 30, 2023. As of September 30, 2023, there were 726,261 shares available for future grants under the Plan.

The fair value of stock options is recognized as expense on a straight-line basis over the vesting periods. During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense related to stock options of $69 and $110, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense related to stock options of $222 and $411, respectively.

8. Income taxes

The Company accounts for income taxes as required by FASB Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2022, and after consideration of the Company’s cumulative loss position as of December 31, 2022, the Company will continue to reserve its U.S.-based deferred tax amounts as of September 30, 2023.

9. Related-party transactions

During 2018, the Company entered into a service agreement with a shareholder to provide scheduled long-distance towing or transport services under a recall program for vehicles not in warranty of the shareholder’s roadside assistance program in the United States. In 2019, the Company entered into a separate agreement with the same shareholder to provide emergency roadside assistance for the shareholder’s customers related to its four vehicle brands in the United States. Total revenue recognized for the three months ended September 30, 2023 and 2022 amounted to $7,487 and $6,558, respectively. Total revenue recognized for the nine months ended September 30, 2023 and 2022 amounted to $21,865 and $18,797, respectively. As of September 30, 2023 and December 31, 2022, $2,479 and $4,151, respectively, of revenue related to these agreements was included in accounts receivable on the accompanying condensed consolidated balance sheets.

During 2018, the Company entered into a service agreement with a shareholder to provide services to its managed fleet maintenance customers. The services include primary towing roadside assistance and non-tow services including jump starts, tire change, lockout services and emergency fuel delivery. For the three months ended September 30, 2023 and 2022, total revenue recognized under the fleet agreement amounted to $2,945 and $3,057, respectively. For the nine months ended September 30, 2023 and 2022, total revenue recognized under the fleet agreement amounted to $9,073 and $8,877, respectively. Also in 2019, the Company entered into a separate service agreement with the same shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its car rental brands in the United States. Total revenue recognized for the three months ended September 30, 2023 and 2022 under the rental agreement amounted to $8,112 and $8,488, respectively. Total revenue recognized for the nine months ended September 30, 2023 and 2022 under the rental agreement amounted to $22,377 and $20,775, respectively. As of September 30, 2023 and December 31, 2022, $5,371 and $5,924, respectively, of revenue related to these agreements was included in accounts receivable on the accompanying condensed consolidated balance sheets.

During 2020, the Company entered into a service agreement with a shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its two vehicle brands in the United States and Canada. Total revenue recognized for the three months ended September 30, 2023 and 2022 was $1,471 and $1,781 respectively. Total revenue recognized for the nine months ended September 30, 2023 and 2022 was $6,939 and $9,150, respectively. As of September 30, 2023 and December 31, 2022, $2,286 and $2,882, respectively, of revenue related to these agreements was included in accounts receivable on the accompanying condensed consolidated balance sheets.

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

Operating lease cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost	$296	$305	$880	$895
Sublease income	(69)	(69)	(206)	(187)
Total lease cost	$227	$236	$674	$708

The maturity of operating lease liabilities is presented in the following table as of September 30, 2023:

2023	$238
2024	757
2025	618
2026	635
2027	458
Thereafter	—
Total lease payments	2,706
Less imputed interest	(396)
Present value of lease liabilities	$2,310

Additional information relating to the Company’s operating leases follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.6	4.2
Weighted average discount rate	8.8%	8.6%

12. Subsequent events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

Otonomo Merger

On October 19, 2023, the Company completed its acquisition of Otonomo in accordance with the terms of the Agreement and Plan of Merger, dated as of February 9, 2023 (the “Merger Agreement”), by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd. (“Merger Sub”), in which Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”).

At the time at which the Merger became effective pursuant to the terms of the Merger Agreement (the “Effective Time”), the Company issued an aggregate of 5,435,568 shares of its Common Stock to former Otonomo shareholders based on an exchange ratio of 0.51756 shares of Common Stock for each Otonomo ordinary share (excluding shares owned by Otonomo subsidiaries and shares to be canceled pursuant to the Merger Agreement) (the “Exchange Ratio”).

In addition, each outstanding restricted share unit award relating to Otonomo ordinary shares (an “Otonomo RSU”) granted under Otonomo’s 2021 Equity Incentive Plan (the “Otonomo Plan”) was assumed by the Company on the same terms and conditions as applied to the Otonomo RSU award immediately prior to the Effective Time and settled into a number of shares of Common Stock equal to the product obtained by multiplying (i) the number of Otonomo ordinary shares subject to the Otonomo RSU award immediately prior to the Effective Time by (ii) the Exchange Ratio. Such assumed Otonomo RSUs continue to be governed by the terms and conditions of the Otonomo Plan. Upon the closing of the Merger, the Company assumed the Otonomo Plan.

Immediately following the Merger, the Company’s existing securityholders owned 60.3% of the combined company on a fully diluted basis and Otonomo’s securityholders owned approximately 39.7% of the combined company on a fully diluted basis.

In connection with the Merger, the Company executed amendments with 37 holders of the 2022 convertible promissory notes with terms consistent with those described in Note 6. Additionally, all of the 2021 and 2023 convertible notes, 86% of the 2022 convertible notes, and substantially all of the outstanding warrants were converted to shares of the Company’s Common Stock.

In accordance with the terms of the Structural Capital and Highbridge Capital term loans, the closing of the Merger triggered extensions of the maturity dates to November 1, 2024 and January 31, 2025, respectively. Therefore, the net debt and related embedded derivative liability associated with the term loans has been classified as long-term in the accompanying condensed consolidated balance sheet as of September 30, 2023.

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

Amendment to Certificate of Incorporation

On October 19, 2023, the Company amended its Certificate of Incorporation to adjust its number of authorized shares of stock to the following: (i) 1,000,000,000 shares of Common Stock, $0.001 par value per share, and (ii) 100,000,000 shares of preferred stock, $0.001 par value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains historical financial information and forward-looking statements regarding our expectations of future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 55 Customer Partners and more than 67,000 participating Service Provider vehicle drivers in our network as of September 30, 2023, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

We generate the significant majority of our revenue from our Customer Partners, who contract with us to fulfill roadside assistance service requests for vehicle owners and operators (“Consumers”). We connect Consumers with nearby mobile repair, towing and maintenance service professionals (“Service Providers”), who provide the requested roadside assistance. We enter into multi-year contracts with our Customer Partners, which are typically three years, and we generate revenue on a per-incident basis, including negotiated rates customized for each Customer Partner. We also generate revenue from Customer Partner membership programs, which are typically offered to Consumers through an out-of-warranty vehicle maintenance program or bundled with other subscription membership offerings, on a fixed fee basis. We recognize subscription revenue from our Customer Partner membership programs ratably over the term of service, which is typically one year. We also offer our platform as a SaaS solution to enable certain of our Customer Partners’ roadside assistance services. We anticipate that the Merger and anticipated integration of Otonomo’s Mobility Platform will further enhance the customer service experience for Consumers on our platform by improving data capabilities, features, and data ingest capacity. We recognize revenue from our SaaS offering ratably over the life of the contract, which is typically one to three years. We make payments to our Service Providers on a per-job basis, typically within three weeks from job completion.

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

Otonomo Merger

On October 19, 2023, we completed the acquisition of Otonomo Technologies Ltd. (“Otonomo”) in accordance with the terms of the Agreement and Plan of Merger, dated as of February 9, 2023 (the “Merger Agreement”), by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the terms and conditions thereof, Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”).

At the time at which the Merger became effective pursuant to the terms of the Merger Agreement (the “Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, we issued an aggregate of 5,435,568 shares of our Common Stock to former Otonomo shareholders, based on an exchange ratio of 0.51756 shares of Common Stock for each Otonomo ordinary share (excluding shares owned by Otonomo subsidiaries and shares to be canceled pursuant to the Merger Agreement) (the “Exchange Ratio”).

In addition, each outstanding restricted share unit award relating to Otonomo ordinary shares (an “Otonomo RSU”) granted under Otonomo’s 2021 Equity Incentive Plan (the “Otonomo Plan”) was assumed by the Company on the same terms and conditions as applied to the Otonomo RSU award immediately prior to the Effective Time and settled into a number of shares of Common Stock equal to the product obtained by multiplying (i) the number of Otonomo ordinary shares subject to the Otonomo RSU award immediately prior to the Effective Time by (ii) the Exchange Ratio. Such assumed Otonomo RSUs continue to be governed by the terms and conditions of the Otonomo Plan. Upon the closing of the Merger, the Company assumed the Otonomo Plan.

Immediately following the Merger, our existing securityholders owned 60.3% of the combined company on a fully diluted basis and Otonomo’s securityholders owned approximately 39.7% of the combined company on a fully diluted basis.

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

Investing in Business Growth

Our ability to support our existing Customer Partners and engage with new Customer Partners is impacted by our ability to rapidly scale and expand. Historically, we have been resource constrained and unable to commit to technology improvements because of our incremental funding history. We are now focused on investing in our proprietary technology, machine learning and data analytics models in order to streamline and digitize the high-touch aspects of our operations. These investments will enable us to optimize our Service Provider supply models, calibrate Service Provider pricing and streamline our operational processes. Our ability to manage expenses, and to effectively invest our resources to enable a better Consumer experience, will impact our operating results and future profitability. While we embarked on an aggressive growth plan in early 2022, as a result of the adverse macro-economic environment we pivoted to a more judicious staffing model. In addition, due to staffing challenges in the United States caused by the pandemic and government stimulus payments coupled with remote work, and to maintain reliable and high-quality service, we migrated portions of our customer support representatives to more cost-effective alternatives (this migration together with our judicious staffing model, the “Realignment”). As we maintain our priorities, we expect our operating expenses to decrease in the short term relative to historical periods but increase over the longer term as we continue our targeted investments in growth. Although operating expenses will increase, based on the Realignment actions, we expect leverage with our operating expenses, resulting in a lower operating expense as a percentage of revenue metric.

Seasonality

We experience seasonality in monetization on our platform. Historically, we generate higher levels of roadside assistance service requests during the summer and winter, when a greater proportion of Consumers are traveling for holidays. Particularly as we continue to adjust to the travel patterns in the post COVID-19 pandemic era, such seasonality may be more pronounced in the future or different altogether.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three and nine months ended September 30, 2023 and 2022, our consumer satisfaction score (“CSAT”) was 4.5.

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

For the three months ended September 30, 2023 and 2022, we completed approximately 290,000 dispatches and 340,000 dispatches, respectively. For the nine months ended September 30, 2023 and 2022, we completed approximately 879,000 dispatches and 958,000 dispatches, respectively.

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

Non-GAAP Operating Expenses

We define non-GAAP operating expenses as operating expenses, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating expenses in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors (the “Board”) concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating expenses	$15,026	$19,188	$50,001	$56,880
Less: Depreciation and amortization expense	(64)	(77)	(198)	(221)
Less: Stock-based compensation expense	(69)	(110)	(222)	(411)
Less: Non-recurring transaction costs	(1,970)	(120)	(8,449)	(1,339)
Less: Restructuring costs	(201)	(427)	(337)	(1,054)
Non-GAAP operating expenses	$12,722	$18,454	$40,795	$53,855

Non-GAAP Operating Loss

We define non-GAAP operating loss as operating loss, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating loss in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating loss	$(5,848)	$(13,132)	$(22,304)	$(45,127)
Add: Depreciation and amortization expense	64	77	198	221
Add: Stock-based compensation expense	69	110	222	411
Add: Non-recurring transaction costs	1,970	120	8,449	1,339
Add: Restructuring costs	201	427	337	1,054
Non-GAAP operating loss	$(3,544)	$(12,398)	$(13,098)	$(42,102)

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” to our audited consolidated financial statements for the years ended December 31, 2022 and 2021 contained in the Final Prospectus.

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
•
Warrant expense, which represents the fair value of warrants issued during the period for warrants classified as liabilities on the consolidated balance sheets.
•
Foreign currency exchange gains (losses), net, which relate primarily to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our Canadian subsidiary’s functional currency of the U.S. dollar.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$46,047	$52,134	$139,602	$135,623
Cost of revenue	36,869	46,078	111,905	123,870
Gross profit	9,178	6,056	27,697	11,753
Operating expenses:
Research and development	3,667	4,552	11,077	12,951
Sales and marketing	899	1,431	2,846	4,275
Operations and support	5,418	9,976	18,665	28,918
General and administrative	4,978	3,152	17,215	10,515
Depreciation and amortization	64	77	198	221
Total operating expenses	15,026	19,188	50,001	56,880
Operating loss	(5,848)	(13,132)	(22,304)	(45,127)
Other expense, net	(23,004)	(9,925)	(30,716)	(17,638)
Loss before income taxes	(28,852)	(23,057)	(53,020)	(62,765)
Provision for income taxes	—	—	—	—
Net loss	(28,852)	(23,057)	(53,020)	(62,765)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenue	100%	100%	100%	100%
Cost of revenue	80%	88%	80%	91%
Gross margin	20%	12%	20%	9%
Operating expenses:
Research and development	8%	9%	8%	10%
Sales and marketing	2%	3%	2%	3%
Operations and support	12%	19%	13%	21%
General and administrative	11%	6%	12%	8%
Depreciation and amortization	0%	0%	0%	0%
Total operating expenses	33%	37%	36%	42%
Operating loss	(13)%	(25)%	(16)%	(33)%
Other expense, net	(50)%	(19)%	(22)%	(13)%
Loss before income taxes	(63)%	(44)%	(38)%	(46)%
Provision for income taxes	—	—	—	—
Net loss	(63)%	(44)%	(38)%	(46)%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

Revenue decreased by $6.1 million, or 12%, to $46.0 million in the three months ended September 30, 2023 from $52.1 million in the three months ended September 30, 2022. The decrease was primarily driven by the reduction in dispatch volume from one insurance Customer Partner along with our decision to shift focus away from certain less profitable activity which resulted in a decrease in revenue of $7.7 million. This was offset by an increase in dispatch volume and rates charged to existing Customer Partners and one new Customer Partner, which accounted for an increase of $1.6 million in revenue.

Cost of Revenue

Cost of revenue decreased by $9.2 million, or 20%, to $36.9 million in the three months ended September 30, 2023 from $46.1 million in the three months ended September 30, 2022. The decrease was primarily related to an overall decline in dispatch volume resulting in $6.4 million reduction in Service Provider fees and a small reduction in the average Service Provider fees compared to the prior period resulting in a $0.7 million reduction. The decrease in dispatch volume was primarily derived from one insurance Customer Partner and our decision to shift focus away from less profitable activity, offset by increases in dispatch volume from our fleet management and auto manufacturer Customer Partners. In addition, as the business moved away from partnerships that required first call support, first call and platform costs decreased by $2.1 million.

Gross Profit

Our gross profit for the three months ended September 30, 2023 was $9.2 million, compared to $6.1 million for the three months ended September 30, 2022. The increase was primarily driven by rate increases applied to Customer Partners, and the decrease in first call costs, resulting in gross profit growth of 52% compared to a revenue decline of 12%.

Operating Expenses

Research and Development

Research and development expense decreased by $0.9 million, or 19%, to $3.7 million in the three months ended September 30, 2023 from $4.6 million in the three months ended September 30, 2022. The decrease was primarily driven by a reduction in employee and employee-related expenses of $0.8 million. Consistent with the Realignment, research and development employees were 79 and 89 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, research and development expense decreased by 1%, to 8% in the three months ended September 30, 2023 from 9% in the three months ended September 30, 2022. The decrease was primarily driven by the Realignment.

Sales and Marketing

Sales and marketing expense decreased by $0.5 million, or 37%, to $0.9 million in the three months ended September 30, 2023 from $1.4 million in the three months ended September 30, 2022. The decrease was primarily driven by a decrease in employee and employee-related expenses of $0.5 million. Consistent with the Realignment, sales and marketing employees were 22 and 33 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 1%, to 2% in the three months ended September 30, 2023 from 3% in the three months ended September 30, 2022, driven by the Realignment.

Operations and Support

Operations and support expense decreased by $4.6 million, or 46%, to $5.4 million in the three months ended September 30, 2023 from $10.0 million in the three months ended September 30, 2022. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Central and South America, resulting in a cost reduction of $3.1 million; a reduction of employee-related costs, resulting in a cost reduction of $0.8 million; and overall lower net operating costs of $0.6 million due to the Realignment and a reduction in overall spending related to business and information technology tools. Consistent with the Realignment, operations and support employees were 80 and 120 as of September 30, 2023 and 2022, respectively, and full-time customer support representative employees were 630 and 933 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, operations and support expense decreased by 7%, to 12% in the three months ended September 30, 2023 from 19% in the three months ended September 30, 2022. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $1.8 million, or 58%, to $5.0 million in the three months ended September 30, 2023 from $3.2 million in the three months ended September 30, 2022. The increase was primarily related to an increase in transaction-related expenses of $1.9 million in connection with the Merger, an increase in other professional services of $0.1 million, and higher business insurance costs of $0.1 million based on the external insurance markets and enhanced coverage, offset by lower employee related expenses of $0.3 million. Consistent with the Realignment, general and administrative employees were 53 and 62 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, general and administrative expense increased by 5%, to 11% in the three months ended September 30, 2023 from 6% in the three months ended September 30, 2022. The increase was primarily driven by transaction-related expenses in connection with the Merger.

Depreciation and amortization

Depreciation and amortization expense remained relatively flat from the three months ended September 30, 2022 to the three months ended September 30, 2023.

Other Expense, net

Other expense, net increased by $13.1 million, or 132%, to $23.0 million in the three months ended September 30, 2023 from $9.9 million in the three months ended September 30, 2022 due primarily to a $4.1 million increase in interest expense and $9.7 million in losses resulting from changes in the fair values of derivative and warrant liabilities, offset by $0.7 million in warrant expense incurred in the third quarter of 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue increased by $4.0 million, or 3%, to $139.6 million in the nine months ended September 30, 2023 from $135.6 million in the nine months ended September 30, 2022. This increase was primarily driven by an increase in dispatch volume and rates charged to existing Customer Partners which accounted for an increase of $8.3 million in revenue. Our fleet management (including car rental companies) and auto manufacturer Customer Partners generated both volume and rate increases driven by business growth and higher dispatch allocations. We also added six new Customer Partners in 2023 and 2022, which accounted for an increase of $6.9 million in revenue during the comparable period. These increases were offset by lower Customer Partner dispatch volumes from one auto manufacturer Customer Partner (due to lower sales by the manufacturer) and one insurance Customer Partner along with our decision to shift focus away from certain less profitable activity which resulted in a decrease in revenue of $11.2 million.

Cost of Revenue

Cost of revenue decreased by $12.0 million, or 10%, to $111.9 million in the nine months ended September 30, 2023 from $123.9 million in the nine months ended September 30, 2022. The decrease was primarily related to an overall decline in dispatch volume resulting in a $9.5 million reduction in Service Provider fees and a reduction in first call and platform costs in the amount of $5.1 million as the business shifted away from partnerships that required first call support. The decrease was offset by an increase in higher average Service Provider fees for the nine months ended September 30, 2023 of $2.6 million. The increase in average Service Provider fees is consistent with overall inflation and industry experiences.

Gross Profit

Our gross profit for the nine months ended September 30, 2023 was $27.7 million, compared to $11.8 million for the nine months ended September 30, 2022. The increase was primarily driven by rate increases applied to Customer Partners, the decrease in Service Provider fees resulting from lower dispatch volumes, and the decrease in first call costs, all contributing to gross profit growth of 136% compared to revenue growth of 3%.

Operating Expenses

Research and Development

Research and development expense decreased by $1.9 million, or 14%, to $11.2 million in the nine months ended September 30, 2023 from $13.0 million in the nine months ended September 30, 2022. The decrease was primarily driven by a reduction in employee and employee-related expenses of $1.9 million. Consistent with the Realignment, research and development employees were 79 and 89 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, research and development expense decreased by 2%, to 8% in the nine months ended September 30, 2023 from 10% in the nine months ended September 30, 2022. The decrease was primarily driven by the Realignment.

Sales and Marketing

Sales and marketing expense decreased by $1.4 million, or 33%, to $2.8 million in the nine months ended September 30, 2023 from $4.3 million in the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in employee and employee-related expenses of $1.2 million and lower overall sales and marketing-related activities of $0.2 million. Consistent with the Realignment, sales and marketing employees were 22 and 33 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 1%, to 2% in the nine months ended September 30, 2023 from 3% in the nine months ended September 30, 2022, driven by the Realignment.

Operations and Support

Operations and support expense decreased by $10.3 million, or 35%, to $18.7 million in the nine months ended September 30, 2023 from $28.9 million in the nine months ended September 30, 2022. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Central and South America, resulting in a cost reduction of $7.0 million; a reduction of employee-related costs resulting in a cost reduction of $2.1 million; and lower net operating costs due to the Realignment and reduction in overall spending related to business and information technology tools, resulting in cost reductions of $1.1 million. Consistent with the Realignment, operations and support employees were 80 and 120 as of September 30, 2023 and 2022, respectively, and customer support representative full-time employees were 630 and 933 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, operations and support expense decreased by 8%, to 13% in the nine months ended September 30, 2023 from 21% in the nine months ended September 30, 2022. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $6.7 million, or 64%, to $17.2 million in the nine months ended September 30, 2023 from $10.5 million in the nine months ended September 30, 2022. The increase was primarily related to an increase in transaction-related expenses of $7.1 million in connection with the Merger, an increase in other professional services in the amount of $0.6 million, higher business insurance costs of $0.4 million based on the external insurance markets and enhanced coverage, and an increase in bad debt expense of $0.2 million, offset by lower employee-related expenses of $1.7 million. Consistent with the Realignment, general and administrative employees were 53 and 62 as of September 30, 2023 and 2022, respectively.

As a percentage of total revenue, general and administrative expense increased by 4%, to 12% in the nine months ended September 30, 2023 from 8% in the nine months ended September 30, 2022. The increase was primarily driven by transaction-related expenses in connection with the Merger.

Depreciation and amortization

Depreciation and amortization expense remained relatively flat from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

Other Expense, net

Other expense, net increased by $13.1 million, or 74%, to $30.7 million in the nine months ended September 30, 2023 from $17.6 million in the nine months ended September 30, 2022 due primarily to a $19.1 million increase in interest expense, offset by $1.1 million in net gains resulting from changes in the fair values of derivative and warrant liabilities and a $4.9 million gain on the extinguishment of the Structural Loan Agreement in the second quarter of 2023.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, management concluded that there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 “Organization” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2022 as to the substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our condensed consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of September 30, 2023, we had $9.7 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of September 30, 2023, our principal debt balance totaled $142.2 million with maturity dates through January 2025.

The Company completed its acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100.0 million of cash, cash equivalents, and short-term investments, net of estimated transaction costs. Additionally, approximately $70.4 million of Company debt was converted to common shares in connection with the Merger, leaving approximately $71.8 million in principal debt outstanding. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although this cash is available to the Company as of the filing of this Quarterly Report on Form 10-Q , and since the Company continues to define the final details related to the Otonomo business integration and assess its capital asset plans related to the current outstanding debt, the Company believes that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, we believe there continues to be substantial doubt about the Company continuing as a going concern. We plan to re-evaluate our cash flow projections and going concern assessment as of the next reporting period ending December 31, 2023, taking into account our specific plans for Otonomo and other cash requirements.

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

We may be required to seek additional equity or debt or refinance our existing debt. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,997)	$(51,518)
Investing activities	(92)	(208)
Financing activities	14,405	30,641
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,316	$(21,085)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $12.0 million primarily due to a net loss of $53.0 million, excluding the impact of non-cash expenses totaling $25.5 million, a decrease in accrued expenses of $1.3 million, a decrease in deferred revenue of $0.2 million, and a decrease in lease liabilities of $0.6 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $8.1 million, an increase in accounts payable of $5.2 million, an increase in long-term liabilities of $4.0 million, and a decrease in prepaid expenses and other assets of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $51.5 million primarily due to a net loss of $62.8 million, excluding the impact of non-cash expenses totaling $9.5 million, an increase in accounts receivable of $6.3 million, an increase in prepaid expenses and other assets of $1.0 million, a decrease in deferred revenue of less than $0.1 million, and a decrease in lease liabilities of $0.6 million. Sources of cash from operating activities resulted primarily from an increase in accounts payable of $6.8 million and an increase in accrued expenses of $2.9 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively, due to purchases of equipment and software.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $14.4 million due to $4.7 million in proceeds from the 2023 Convertible Notes and $10.0 million in proceeds on the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $30.6 million due to $30.0 million in proceeds from the issuance of convertible notes payable and $0.6 million in refunds of deferred financing fees.

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

Management believes that there are no material changes to the critical accounting estimates set forth in the critical accounting estimates section “Urgently’s Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates” contained in the Final Prospectus. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Interest Rate Risk

As of September 30, 2023, the principal balance of our debt totaled $142.2 million. Interest on our borrowings under one of the term loans accrues at a variable rate based on the prime rate and is therefore subject to interest rate risk. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiary is also the U.S. dollar. Transactions denominated in foreign currencies other than the U.S. dollar are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in other income or expense in the condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2021 and 2022, management identified one material weakness in our internal control over financial reporting that has not been remediated as of September 30, 2023. The material weakness is related to inadequate segregation of incompatible duties due to the small size of our accounting and finance team.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Employment Arrangements

On November 8, 2023, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee, approved (i) an increase in annual salary from $350,000 to $500,000 per year, effective retroactively beginning on October 19, 2023 for Matthew Booth, the Company’s Chief Executive Officer and (ii) an increase in annual salary from $350,000 to $400,000 per year, effective retroactively beginning on October 19, 2023 for Timothy Huffmyer, the Company’s Chief Financial Officer.

RSU Grants

On November 8, 2023, the Board, upon the recommendation of the Compensation Committee, approved the grant of awards of restricted stock units (“RSUs”) covering shares of Common Stock under the 2023 Equity Incentive Plan (the “2023 Plan”), to Mssrs. Booth and Huffmyer. Mr. Booth, will receive an award of 150,000 RSUs and Mr. Huffmyer will receive an award of 110,000 RSUs (together, the “RSU Awards”). The RSU Awards will have a grant date of November 17, 2023. One quarter of the shares underlying the RSU Awards will vest on October 19, 2024 and on each of the next three anniversaries thereof, subject to each named executive officer’s continued status as a service provider through such date.

A summary of the terms of the 2023 Plan is set forth in the final prospectus filed by the Company with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 19, 2023 in the section titled “Executive Compensation—Employee Benefit and Stock Plans—2023 Equity Incentive Plan”.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Urgent.ly Inc., as currently in effect (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 24, 2023).

3.2	Bylaws of Urgent.ly Inc., as amended, as currently in effect (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed on May 15, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Urgent.ly Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URGENT.LY INC.

Date: November 14, 2023	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)