Form 10-K
period 2023-12-31
Urgent.ly Inc.
filed 2024-03-29
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41841

URGENT.LY INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2848640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8609 Westwood Center Drive, Suite 810 Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 350-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ULY	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s common stock began trading on Nasdaq on October 19, 2023. The aggregate market value of the shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the unit on December 29, 2023, as reported on Nasdaq, is $3.17. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes..

The number of shares of registrant’s common stock outstanding as of March 25, 2024 was 13,414,185.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or may contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking terms such as “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “intend,” “anticipate,” “project,” “predict,” “target,” “believe,” “continue,” “estimate” or “expect” or the negative of these words or other words, terms and phrases of similar nature are often intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report on Form 10-K include statements related to:

•
our ability to acquire and retain new Customer Partners (as defined below), and to do so in a cost-effective manner;
•
our competitive position in the mobility assistance industry and our ability to maintain and grow our market position against current and future competitors;
•
technological advances in the mobility assistance industry and the impact of artificial intelligence (“AI”);
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
•
our ability to hire and retain highly skilled and key personnel;
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

ii

•
our history of defaulting on certain financial, reporting and other covenants under our Structural Loan Agreement and the Highbridge Loan Agreement (together, the “Loan Agreements”) and our ability to obtain compliance waivers with respect to such covenant defaults in the future;
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
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”); and
•
our becoming a reporting company by means other than a traditional underwritten initial public offering, which could cause our stockholders to face additional risks and uncertainties.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K, in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act, on October 19, 2023 (the “Final Prospectus”) and in other filings we may make from time to time with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to (a) the business of Urgent.ly Inc. and its subsidiaries prior to the October 19, 2023 merger with Otonomo Technologies Ltd. or (b) Urgent.ly Inc. together with its consolidated subsidiaries, after the consummation of that merger.

Overview

We are a leading connected mobility assistance software platform, matching vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services. The traditional experience of a vehicle breakdown is often stressful and inconvenient for stranded drivers, compounded by processes that lack transparency and lead to long wait times. We offer an innovative alternative to this traditional experience, leveraging our digitally native software platform to match supply and demand in our network and deliver exceptional mobility assistance experiences at scale.

At the time of our founding in 2013, we were an early technology innovator in the roadside assistance industry, offering a software platform to individual drivers enabling a digitized alternative for obtaining roadside assistance on a direct-to-consumer basis. However, we quickly discovered a significant opportunity to work with enterprise customers and offer bundled services to their fleet and retail consumers. We have since focused on developing the business-to-business (“B2B”) and business-to-business-to-consumer (“B2B2C”) mobility assistance markets.

Our ecosystem participants include:

•
Customer Partners. Our Customer Partners include original equipment manufacturers (“OEMs”), automotive insurance companies, ride-hailing services, rental car companies and fleet operators. Our Customer Partners offer roadside assistance as a service to their customers, our end-users or Consumers, and typically partner with third parties to fulfill these services. The Urgently platform is the B2B and B2B2C white label or co-branded platform that enables our Customer Partners to provide roadside assistance to Consumers.
•
Service Providers. Our Service Providers include experienced service professionals who provide roadside assistance. Services include, but are not limited to, repair, maintenance, towing, mobile repair, jump starts, lockouts and related services to keep people and vehicles moving.
•
Consumers. Our Consumers are vehicle owners/operators or individuals driving vehicles that need assistance. Consumers are the ultimate recipients of the roadside assistance from our Service Providers.

Since our founding we have:

•
become a recognized market leader in the roadside assistance space with a track record of growth and innovation.
•
facilitated approximately 5.6 million service requests as of December 31, 2023.
•
established our North American Service Provider Partner network, which was comprised of approximately 12,000 Service Providers as of December 31, 2023.
•
established a scalable service platform achieving a monthly post-service CSAT average of 4.6 out of 5 stars in 2023.

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

Industry Overview and Our Market Opportunity

Traditional roadside assistance and the broader mobility assistance sector are undergoing a transformation, driven by the convergence of technological innovation, electrification, connectivity, autonomous and new forms of mobility. The roadside assistance industry has historically been dominated by legacy providers who have not capitalized on the optimization benefits available from technological advancements including the widespread adoption of GPS, mapping and mobile phones. As a result, the roadside assistance industry has faced various pre-digital challenges:

High Consumer frustration driven by lack of data and transparency. A vehicle breakdown is already a stressful experience for stranded drivers. That distress is often compounded by anachronistic legacy roadside processes that provide sub-optimized Service Provider routing and job processing, leading to long wait times, non-standard service and opaque experiences. However, as digitization has improved Consumer experiences in other sectors, Consumers have become accustomed to data-driven benefits like real-time updates with visual cues and estimates on arrivals.

Fragmentation of supply. There is not a single dominant Service Provider network in North America. The roadside service market has traditionally been comprised of small owner-operators that concentrate on serving limited geographic areas. We believe digital coordination and aggregation of many independent providers is essential to the creation of a reliable, scalable network of Service Providers.

Inefficient matching of supply with demand. The management of any network of Service Providers across geographies, vehicle types and service types is complex and can be impacted by a variety of operational factors. Roadside assistance industry participants have traditionally relied upon high-touch call center interactions between the stranded driver, the dispatcher and the Service Provider. To reduce downtime in service vehicles and mismatched jobs, machine learning algorithms and data science engines can efficiently optimize across a multitude of stakeholder-related, environmental, geographic and other exogenous variables.

Inability to adequately service new mobility modes. Mobility is expanding to include more connected, electric, shared and eventually autonomous vehicles. As a result, the roadside assistance industry will need to adapt to meet mobility assistance needs. A technologically-enabled platform can offer the ability to proactively diagnose a wide spectrum of breakdown problems and match those to service networks at scale.

The market for roadside assistance is primarily driven by two key factors: vehicle miles traveled (“VMT”) and the size of the car parc (i.e., total number of vehicles on the road). Other than a temporary COVID-19 related decrease in 2020, the national VMT has increased every year since 2011 (source: U.S. Energy Information Administration (Jan. 2024)). Other factors impacting the demand for roadside or mobility assistance include vehicle age, inclement weather and the type of vehicle driven, as well as the vehicle’s technological capabilities, including whether the vehicle is an electric vehicle (“EV”), a connected vehicle or an autonomous vehicle (“AV”) . The global vehicle roadside assistance market is currently valued at $25 billion (Vehicle and Roadside Market, FactMR (2023)), and it is estimated that the broader mobility economy—encompassing transport infrastructure, vehicle manufacturing, vehicle-related services, transportation services and enabling services—will grow to more than $100 billion by 2030 (Ptolemus Consulting Group, May 2022).

Additionally, while mobility assistance is still rapidly evolving, several trends indicate that the needs of the sector will evolve beyond the services offered by traditional roadside assistance. For example:

•
EVs have different needs. EV sales are expected to reach over 30 million in 2025 and over 70 million in 2030 (IEA (2023), Global EV Outlook 2023, IEA, Paris https://www.iea.org/reports/global-ev-outlook-2023, License: CC BY 4.0), and broken down EVs cannot be towed by traditional towing trucks and instead require specialized flatbed trucks for roadside assistance services. Similarly, mobile charging is a new service specific to EVs.
•
Connected Vehicles unlock value-added proactive and preventive forms of assistance. For connected vehicles, vehicle health, service needs, and potential problems can be algorithmically detected and service preemptively dispatched. That could lead to an increase in software service and subscription opportunities.
•
AVs and other new forms of mobility demand new mobility assistance services. While AVs may reduce the chances of accidents caused by human error, they will still be susceptible to the same mechanical breakdowns and other roadside events as traditional vehicles but will require specialized mobility assistance.

Our Solutions

Our platform dynamically matches stranded drivers with service professionals, enabled by proprietary technology, algorithms and data ecosystems to address a growing end-to-end roadside and mobility assistance market. The key capabilities of our mobility assistance platform include:

•
Real-time tracking, connecting the Customer Partner, Consumer, Service Provider and repair facility via digital and analog communication channels from dispatch to final disposition.
•
Live job management and actionable data from dispatch to completion, both on a per-job basis and in the aggregate.

•
Multi-channel Consumer and Service Provider accessibility, including a fully digitized experience via our mobile application, live customer service representatives, and a SaaS software layer.
•
Broad mobility assistance capabilities, including towing solutions, mobile repair services (e.g., flat tire, jump start, lockout, fuel delivery, electric vehicle charging, tire and battery replacement), collision and impound-related towing and onward mobility services that enable a Consumer to continue their journey following a roadside event.

Our Platform

Our solutions are delivered through a three-tier architected software platform, including: (1) an intuitive, digital front-end interface, (2) a data-processing middle tier driven by optimization and pricing algorithms, and (3) a back-end featuring a comprehensive operations platform, with data connectivity to our Customer Partners and network of Service Providers. Each of the elements of our platform relies upon and fuels a powerful data ecosystem containing proprietary and/or proprietarily-aggregated data generated from our internal system and external sources.

Our platform collects raw data from many sources, including telematic sources that provide statistical vehicle information, vehicular error codes, GPS vehicle information and platform usage data. We have distributed computing to process data and provide early collision detection, dead battery detection, early repair detection and provide discounts for safe driving. Connected vehicle data also supports optimization of mobility assistance, vehicle quality, customer intervention and service.

Our proprietary technology, machine learning and data analytics models optimize our supply models, calibrate our pricing, streamline our operational processes and enable a better experience for Consumers and Service Providers alike. We generate and aggregate a significant amount of data relating to demand (e.g., customer and service event data), supply (e.g., service network data) and the broader marketplace (e.g., pricing, weather and traffic data). This aggregation and cross-section of data continuously informs and updates our machine learning algorithms.

Our data-processing middle tier uses AI, which analyzes historical transactions to help automate future marketplace decisions including pricing, routing and optimizing service delivery, leveraging real-time data and predictive analytics. With algorithms that forecast demand by service type and at a regional or local level, we can optimize pricing based on a variety of variables that bring efficiency to the network.

Benefits of Our Platform

The combination of our technological investments, our partnerships and our service network have resulted in an integrated platform that we believe would be difficult to replicate. Our platform applies digital solutions to the legacy roadside assistance market and the emerging mobility assistance market, increasing efficiency, transparency and safety to create exceptional assistance experiences. We believe our platform benefits from a technology and data-driven intelligence advantage, including algorithmic machine-learning-enabled pricing and scheduling functions. In an industry that has historically relied on intuition and basic industry-wide data to drive strategy and decision-making, we offer an AI-based approach. The benefits we provide across our ecosystem support our continued growth. We believe the comprehensiveness of our asset-light, scalable platform, which we built strategically to both define and expand the mobility assistance ecosystem, will enable us to effectively address the industry’s historical challenges, as well as capitalize on future automotive needs that may arise through continued innovation across mobility and technology.

Our platform is designed to provide our Customer Partners with real-time, detailed information about Consumers’ service needs and experiences, and to provide those Consumers with exceptional service. A breakdown event can cause reputational harm if roadside assistance is offered but not provided on an efficient and reliable basis. Further, we believe there is a benefit to Customer Partners having real-time access to breakdown event information. Among other efficiencies, our platform optimizes “dispatch time,” or the time required to connect a Consumer with a Service Provider. By reducing dispatch time, our platform enables our Customer Partners to offer minimal disruption to the Consumer in the event of a breakdown event, thereby turning a potential source of reputational harm into a value-creating opportunity.

We offer our Service Providers the opportunity for increased service event volume and revenue, service event transparency and relationships built upon mutual respect. We send targeted, digital service requests to Service Providers in the geographical vicinity of a breakdown event, significantly reducing the Service Provider’s travel time and helping to optimize Service Providers’ fleets and revenue. Our platform also provides many of our Service Providers with real-time visibility into the location and capabilities of their service vehicles. We also offer electronic, hassle-free payment infrastructure to remit per-job fees on a transparent schedule. We believe that by offering our Service Providers these digitized benefits, we help to bolster their performance and the success of our platform.

Our Growth Strategies

We believe the emerging ecosystem encompassing our digital platform, our service network and our diverse base of Customer Partners presents significant opportunities for future growth. Leveraging the power of the network effect, our growth strategy is to continue to expand our foundational fast-growing B2B offerings, expand beyond reactive assistance and develop our services capabilities for connected vehicles, launch a B2C offering, and continue expanding into new geographies.

Win new logos and increase wallet share for existing revenue streams. We employ a “land and expand” strategy, where we win new Customer Partners and grow revenue over time by acquiring additional service event volume and building complementary products. For example, our relationship with one premier European OEM began in 2018. Then, in 2019 we integrated our technology platform into the OEM’s dealer service systems to enhance the customer service experience for the OEM’s Consumers and expanded our partnership to include a B2B subscription service for Consumers whose vehicles were aging out of their new-car warranties. In 2020, we were rewarded with an early contract renewal and territory expansions to cover North America.

In recent years, we expanded into additional adjacent markets that have mobility assistance needs, including ride-hailing and fleet businesses. The rise of independent contractor drivers as part of ride-hailing, food delivery and last-mile delivery services has created a pool of vehicles with a higher-than-average VMT and whose operators’ and owners’ income from providing these services depends on getting their vehicle back in operation quickly.

We believe connected vehicle assistance services will help unlock the revenue generating potential of preventive and proactive maintenance services to complement our current reactive assistance capabilities. Our platform supports the connection of vehicle telematics, in partnership with OEMs, to enable the transfer of important information used to automate roadside service and provide customer and dealers insights. The mobility sector has reached an inflection point, bridging such historically siloed industries as insurance, logistics, collision, vehicle sales and services. For example, crash detection technology has not only enabled faster response time by emergency services, but it can also reduce expense and processing time for insurance companies as the First Notice or Loss (“FNOL”) process can be initiated the moment an accident is detected. We plan to explore revenue-generating potential in new use cases, continuing our track record of innovation and execution.

Launch B2C subscription offering. Our internal studies indicate that younger demographics are receptive to purchasing mobility assistance subscriptions from technology companies, and that they are particularly interested in programs that provide the premium service we currently provide for our Customer Partners. As a result, we believe offering our services directly to Consumers in a B2C subscription revenue model is a potential area for future growth.

Expand into new geographies. While we currently offer our platform solutions in North America, our existing European OEM Customer Partners have asked us to bring our incident-based capabilities to their Consumers in international markets, including Europe and South America. These markets are fragmented, and we believe we have the potential to become a leading player in these markets by leveraging our existing relationships and acquiring local competitors that have existing Service Provider networks.

Our Ecosystem Participants

In recent years, nearly all our revenue is derived from incidents through transaction and service fees. We earn incident revenue when one of our Customer Partners sends us a roadside assistance service request for a Consumer’s breakdown event and we complete the service. We connect Customer Partners’ Consumers who need roadside assistance to nearby Service Providers, who then provide roadside assistance for the breakdown event.

Customer Partners

Our Customer Partners drive the demand for our services. Customer Partners choose us because we deliver exceptional assistance experiences. We believe that our record of success in retaining existing Customer Partners reinforces the attractiveness of our solution and our focus on delivering exceptional Consumer experiences.

We typically enter into multi-year, non-exclusive contracts with Customer Partners to provide mobility assistance and data on a per-service request basis to their Consumers. The initial terms of our contracts with Customer Partners vary in length, but are often between three and five years and in some cases automatically renew for one or more periods of 12 months. Our contracts with Customer Partners are also typically terminable on 90 days’ advance written notice by the Customer Partner. We do not generally include guaranteed volume or revenue achievement during the term of the contract, and our Customer Partners have no obligation to renew their contract following expiration.

We have a broad base of Customer Partners, including automotive OEMs, automotive insurers and fleet companies. As of December 31, 2023, we had 57 active Customer Partners in North America, with our top three Customer Partners representing 64% of our revenue in 2023. As of December 31, 2022, we had 58 active Customer Partners in North America. Over the past four years, our Customer Partner base has significantly diversified as our largest customer has declined from 35% of revenue in 2019 to 26% of revenue in 2023.

Automotive OEMs

We currently have partnerships with many of the largest global OEMs to provide roadside assistance to customer cars under warranty in North America. We are currently the sole third-party source of roadside assistance services for many OEMs which is possible because of the breadth and reliability of our technological capabilities and scale to service their customers throughout the United States.

Automotive Insurers

Automotive insurance companies bundle our roadside assistance services to their Consumers with car insurance. Unlike OEMs, insurance companies typically have multiple Service Providers for their Consumers.

Fleets

Our fleet customers include car rental firms and ride-hailing companies. Large rental companies offer roadside assistance to their Consumers as an add-on service offering. Ride-hailing companies provide our service to their top-performing drivers as an additional benefit to their platform and to help reduce downtime due to vehicle distress.

Service Providers

The roadside Service Provider market has traditionally included principally small and medium-sized businesses (“SMBs”) that concentrate on serving limited geographic areas. As of December 31, 2023 and 2022, we had active contracts with 12,182 and 14,215 Service Providers, respectively, to provide our Customer Partners with national roadside service coverage.

We contract with SMBs as independent contractors on a non-exclusive basis. SMBs often contract with multiple motor clubs and other roadside service aggregators, and will choose which jobs to take based on a number of factors including the rates offered, the usability of the interface and the support services offered. We believe that our software and future data investments can help bring scalable solutions to the fragmented SMB market, ultimately to the benefit of these smaller providers.

Competition

The markets in which we compete are competitive and characterized by rapid changes in technology, vehicle requirements, Customer Partner requirements, Service Provider network capabilities, and industry standards, in part driven by the shift to mobility assistance. A number of companies have developed or are developing products and services that compete with some or all of our products or have functionalities similar to those of our solution. However, many of these competing products and services do not offer algorithmically-enabled roadside assistance solutions focused on exceptional Consumer experiences.

We primarily compete with legacy roadside assistance providers, including large motor clubs, smaller and emerging providers of roadside assistance services, and technologically-driven platforms offering mobility assistance services. We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve, and as new offerings and technologies are introduced into the automotive, roadside assistance and adjacent markets. These competitive offerings may be complimentary as Customer Partners make our solution available alongside competitors.

We believe the primary factors of competition in our markets include:

•
platform functionality, including dispatch agility, flexibility and performance at scale;
•
consistency of Consumer experience;
•
Consumer safety, transparency, and security;
•
algorithmic dispatching to ensure the best provider for every service;
•
rich data and analytics;

•
Service Provider response time;
•
digital engagement paths;
•
ability to address a variety of evolving Customer Partner and Consumer needs, requirements and use cases; and
•
brand awareness and reputation.

We believe we compete favorably on these factors.

We plan to continue to innovate and evolve our platform and technology to provide exceptional Consumer experiences. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Business and Industry—We face significant competition in the mobility assistance industry and may be unsuccessful in maintaining and growing our market position against current and future competitors.”

Our Team

Our leadership team brings decades of experience to drive our continued growth. The executive team has considerable strategy, business development, and financial leadership experience at other prominent public and private technology businesses.

As of December 31, 2023, we had 349 full-time employees, including 83 engaged in customer support and operations, 144 employees engaged in research and development, and product development, 53 employees in sales, partner engagement and marketing and 69 employees in general management, administration and finance. We had approximately 404 personnel employed through contracts with outsourced staffing providers, primarily to provide call center services. None of our employees are represented by labor unions, and we consider our relations with our employees to be in good standing.

Research and Development

Technology and data science are foundational to our sales, operations, product strategy, partner engagement and strategic decision making. We have assembled a team of engineers, data scientists, designers and product managers whose expertise spans a broad range of technical areas to build our proprietary technology to support our platform and the day-to-day operations of our business.

Our research and development activities are largely conducted at our headquarters, with support from developers in various other locations. Our ability to compete in our industry depends in part on continued innovation through continued research and development activities.

Sales and Partner Management

Our Sales and Partner Management department focuses on retaining our current Customer Partners and developing new Customer Partner opportunities. The Partner Management team optimizes program performance across key operational and financial metrics using the full suite of Urgently products and solutions, focusing on value-enhancing Customer Partner integrations. Efforts include focus on product market fit, onboarding requirements, and ultimately developing good relationships with our Customer Partners by delivering exceptional quality which leads to retention and expansion of program revenue. The Partner Management team maintains a multi-level engagement strategy for each Customer Partner, including daily/weekly/monthly touchpoints with day to day program owners and key leadership.

Service Provider Network Management

Our Network Management team builds and manages our network of Service Providers in alignment with the Urgently mission and brand. The Network Management team’s primary responsibility is to ensure that our network of Service Providers is appropriately sized for the volume of events generated through our Customer Partners. The Network Management team also drives digital engagement within our network of Service Providers, which ultimately provides a highly efficient and quality Consumer experience, and market engagement and management through data-driven performance dashboards, Service Provider training and proactive outreach, among others.

Our Culture

As an organization, we define ourselves by our commitment to outstanding leadership, innovative solutions, and domain expertise. Our team members pride themselves on using their diverse talents to invent new solutions, meet new demands, and offer the most effective mobility assistance service in the industry. With each person’s active involvement, creativity, and ideas, we continuously drive towards achieving our goals, together.

Our core values are a shared set of beliefs and commitments about how we all behave at work and partner together. They embody our culture and serve as a guidepost for our decision making. Overall, they are our compass as to how we are always moving forward, together. Our six core values are:

•
We are of service. Our primary purpose is to be of assistance. We are devoted to our customers, partners, and service providers and are obsessed with delivering stellar service and value to them.
•
Humility. We deeply value the critical role we get to play in our customers’ lives at challenging times and are grateful they and our partners trust us with this responsibility. We humbly work to earn their trust every day.
•
Diversity. We value diverse backgrounds and experiences and believe they improve our business results and culture.
•
Respect. We value our people as the foundation for our success and respect each other as colleagues. We assume positive intent and are honest and respectful in our work together.
•
Curiosity. We embrace the courage to try new things that expand our expertise and improve our outcomes.
•
Accountability. We strive for excellence in everything we do and hold ourselves accountable to every outcome.

We believe that our corporate culture and our relationships with our employees meaningfully contribute to our success. We strive to empower, engage, and celebrate diversity, authenticity, and inclusion – regardless of gender, race, ethnicity, identity, age, religion, or culture. Our goal is to maximize the impact of the Urgently team by attracting, engaging, and retaining the most talented, dedicated, and passionate people. Our success will require inclusive collaboration.

As a result of our efforts, we have earned recognition for our innovation and growth, including rankings on Deloitte Technology Fast 500 (2021, 2020, 2019), Financial Times’ The Americas’ Fastest-Growing Companies (2021, 2020), the Inc. 5000 (2021, 2020, 2019), and Forbes’ List of America’s Best Startup Employers (2021).

Our Intellectual Property

Our success depends, in part, upon our ability to protect our intellectual property rights with respect to our technology, inventions, improvements, proprietary rights and other assets. We rely on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality and other contractual restrictions to protect our proprietary rights, including our proprietary technology, software, know-how and brand. However, intellectual property laws and contractual restrictions provide only limited protection. For example, we do not have any issued patents related to our products, technology, processes and systems, and we rely upon unpatented trade secrets, confidential know-how and confidentiality agreements to protect such proprietary rights. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, proprietary technology and documents and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information.

We also have registered domain names for websites that we use in our business, including www.geturgently.com. Information contained on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. You should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of Common Stock.

We cannot assure you that the steps taken by us will prevent misappropriation of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our offerings or obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult and time consuming. Third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. The laws, procedures, and restrictions on which we rely may provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, third parties may assert claims of infringement, misappropriation, and other violations of intellectual property against us, our customers, or our channel partners, with whom our agreements may obligate us to indemnify against these claims. See the section titled “Risk Factors—Risks Related to Our Business and Industry—Legal and Regulatory Risks—Our inability or failure to protect our intellectual property rights, or any claim that we have infringed upon third-party intellectual property rights, could have a negative impact on operating results” for additional information.

Compliance with Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, security, rights of publicity, content regulation, intellectual property, competition, consumer protection, credit card processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results.

We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of the sale of personal information. Additionally, the California Privacy Rights Act (the “CPRA”) went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have adopted legislation similar to the CCPA that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that will become effective in 2024, Delaware, Iowa, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

We take a variety of technical and organizational security measures and other measures designed to protect our data, including data pertaining to our employees, Customer Partners, Service Providers and Consumers. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our Service Providers could be adversely affected if legislation or regulations are expanded to require changes in our or our Service Providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our Service Providers’ business, results of operations or financial condition.

For additional information, please see the section titled “Risk Factors—Legal and Regulatory Risks—Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising, and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to such matters, could adversely affect our business, financial condition, and results of operations.”

Corporate Information

Incorporated in 2013, we have devoted substantial capital resources to development and we have incurred losses since inception.

Our headquarters and principal executive offices are located at 8609 Westwood Center Drive, Suite 810, Vienna, VA 22182, telephone (571) 350-3600. Our website address is: www.geturgently.com. The contents of our website are not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (“SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at https://investors.geturgently.com/ when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our company, as fully described below. The following is a summary of the principal risks we face:

•
If we fail to retain existing Customer Partners and acquire new Customer Partners, or fail to do so in a cost-effective manner, we may be unable to improve margins and achieve profitability and our business, financial condition and results of operations may be adversely affected;
•
We face significant competition in the roadside assistance and mobility assistance industries and may be unsuccessful in maintaining and growing our market position against current and future competitors, which could adversely affect our business, financial condition and results of operations;
•
We have a history of losses and may continue to generate operating losses for the foreseeable future;
•
We may require additional capital, which may not be available on acceptable terms or at all;
•
We are substantially dependent on a limited number of Customer Partners;
•
Our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of our Consumers, Customer Partners and Service Providers, could damage our reputation and brand and adversely affect our business, financial condition, and results of operations;
•
If we are unable to successfully implement AI on our platform, our business, financial condition and results of operations could be adversely affected;
•
We rely on Amazon Web Services (“AWS”) to deliver our platform to Consumers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition and results of operations;
•
If Customer Partners terminate or do not renew their service contracts with us or reduce their use of our platform, our revenue will decline and our business, operating results and financial condition could be adversely affected;
•
If Customer Partners do not expand their use of our platform beyond their current roadside solutions, our ability to grow our business, financial condition and results of operations could be adversely affected;
•
We face risks related to successfully optimizing and operating our network of Service Providers and call center operations;
•
For the years ended December 31, 2023, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements;
•
We previously identified a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results;
•
Our recent growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage the challenges to our future growth;
•
If we are unable to address the service requirements of our current and future Consumers, our business, financial condition and results of operations could be adversely affected;
•
Failure to offer high-quality Consumer support may harm our relationships with Consumers and Customer Partners, and could adversely affect our reputation, brand, business, financial condition and results of operations;
•
Our expansion into new roadside assistance solutions, Customer Partners and Service Providers, technologies and geographic regions subjects us to additional risks;
•
Our ability to provide connected vehicle services will depend on our ability to access data from external providers at reasonable terms and prices. Our data providers might restrict the use of, or refuse to license, data, which could lead to our inability to access certain data or provide certain services and, as a result, materially and adversely affect our operating results and financial condition;
•
If we are unable to maintain existing relationships with insurance companies or establish new relationships with insurance companies, our business, results of operations, financial condition and growth potential could be adversely affected;
•
Our limited operating history and evolving business model makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•
We have a rapidly evolving business model, which, in a similarly rapidly evolving industry, subject us to increased risks that could adversely affect our business, financial condition and results of operations;
•
Our sales cycle with Customer Partners may be lengthy and variable, which may make it difficult for us to forecast revenue and other operating results;
•
We may need to change our pricing model for our platform’s offerings, which in turn could adversely affect our business, financial condition and results of operations;
•
We and our Service Providers may face difficulties in meeting labor needs, which could adversely impact our business, financial condition and results of operations;
•
Adverse economic conditions or reduced automotive usage may adversely affect our business, financial condition and results of operations;
•
The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could adversely affect our business, financial condition and results of operations;
•
Our management team has limited experience managing a public company;
•
We may be unable to accurately forecast demand for mobility assistance services and appropriately plan our expenses in the future;
•
Weather events, natural disasters and other events beyond our control could adversely affect our business;
•
The terms of our existing Loan Agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business;
•
We have in the past defaulted on certain financial, reporting and other covenants under each Loan Agreement. While we have to date been successful in obtaining compliance waivers with respect to such covenant defaults, we may not be able to do so in the future on terms advantageous to us or at all;
•
Service Providers that have not complied with our insurance, licensure and other requirements may subject us to a number of risks;
•
We rely on unpatented proprietary technology, trade secrets, processes and know-how;
•
We may be unable to integrate successfully and realize the anticipated benefits of the Merger;
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;

•
As a private company, we had not endeavored to establish and maintain a public-company-quality internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline;
•
We will incur increased costs and obligations as a result of being a public company; and
•
Our stock price may be volatile and may decline regardless of our operating performance.

Risks Related to Our Business and Industry

If we fail to retain existing Customer Partners and acquire new Customer Partners, or fail to do so in a cost-effective manner, we may be unable to improve margins and achieve profitability and our business, financial condition and results of operations may be adversely affected.

Our success depends on our ability to retain existing Customer Partners and acquire new Customer Partners and to do so in a cost-effective manner. Our ability to grow our revenue depends on our ability to maintain relationships with current Customer Partners and attract new Customer Partners. We may be unsuccessful in future attempts to establish and maintain relationships with Customer Partners, including as a result of our higher prices, our financial position and Customer Partners hesitancy around our ability to provide the necessary roadside services at scale. If we are unable to maintain relationships with current Customer Partners and attract new Customer Partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the mobility services assistance market opportunity.

In order to expand our Customer Partners base, we must appeal to, and acquire, new Customer Partners, some of which have historically purchased their roadside assistance from legacy roadside service providers, the websites of our digital competitors, other third-party mobility assistance service providers, or our Service Providers’ websites directly. We have made significant investments related to Customer Partner acquisition and expect to continue to spend significant amounts to acquire additional Customer Partners. We cannot assure you that the total revenue from any new Customer Partners that we acquire will ultimately exceed the cost of acquiring those Customer Partners. If we fail to deliver and market a robust product and service selection that matches Consumer preferences, or if our existing and potential Customer Partners do not perceive the products and services we offer to be of high value and quality, we may be unable to retain our existing Customer Partners or acquire new Customer Partners. If we are unable to retain or acquire Customer Partners who subscribe to services offered on our platform in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our Service Providers. Consequently, our prices may increase, or may not decrease to levels sufficient to generate Customer Partners interest, and total revenue may decrease and margins and profitability may decline or not improve. As a result, our business, financial condition and results of operations could be adversely affected.

We face significant competition in the roadside assistance and mobility assistance industries and may be unsuccessful in maintaining and growing our market position against current and future competitors, which could adversely affect our business, financial condition and results of operations.

The market for roadside assistance and the growing market for mobility assistance is highly competitive, rapidly evolving and fragmented, and is subject to rapid changes, including as a result of technological developments, vehicle requirements, Customer Partner requirements, Service Provider network capabilities, and industry standards. If we fail to keep up with such rapid changes and the evolving needs of our ecosystem participants, or if we fail to otherwise positively differentiate our product offerings or platform experience from our competitors, our business, financial condition and results of operations could be adversely affected.

We primarily compete with legacy roadside assistance providers, including large motor clubs, smaller and emerging providers of roadside assistance services, and technologically-driven platforms offering mobility assistance services. A number of companies have developed or are developing products and services that compete with some or all of our products or have functionalities similar to those of our platform.

Our competitors may also engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, or adopt more aggressive partnerships and pricing strategies, including but not limited to predatory pricing policies and the provision of substantial discounts. These factors may allow our competitors to build or maintain larger customer bases, derive greater revenue and profits from their existing customer base, retain and acquire customers at lower costs, or respond more quickly than we can to new or emerging technologies and changes in Consumer preferences or habits.

In addition, we currently compete and may compete in the future for partnerships with large OEM, fleet management, automotive insurance, ride hailing and other companies in the automotive industry. We believe that companies in the automotive and adjacent industries with a combination of technical expertise, brand recognition and financial resources may pose a significant threat of developing competing mobility assistance capabilities. Our competitors may also be better capitalized or better positioned to acquire, invest in or partner with other recognized brands. Additionally, some of our competitors offer competing services, and they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing customer base and proprietary technologies to provide services or a user experience that Consumers may view as superior.

If we are unable to offer, develop and innovate new features, technology, products and services, or if we are unable to monetize new features and services in a timely manner, we may lose our position in the market. Our ability to maintain our competitive advantage depends on a number of factors, including:

•
platform functionality, including dispatch agility, flexibility and performance at scale;
•
consistency of Consumer experience;
•
Consumer safety, transparency, and security;
•
algorithmic dispatching to ensure the best Service Provider for each job;
•
rich data and analytics;
•
Service Provider response time;
•
digital engagement paths;
•
our ability to address a variety of evolving Customer Partner and Consumer needs, requirements and use cases; and
•
brand awareness and reputation.

Adverse developments with respect to one or more of the foregoing factors could adversely affect our business, financial condition and results of operations.

We have a history of losses and may continue to generate operating losses for the foreseeable future.

We incurred operating losses of $46.1 million, $53.6 million and $49.8 million during the fiscal years ended December 31, 2023, 2022 and 2021, respectively, and, as of December 31, 2023, we had an accumulated deficit of $154.8 million. We expect our losses to continue as we continue to make investments to grow our business and operate as a public company. We expect to incur significant additional legal, accounting and other expenses as a newly public company and as we invest in expanding our general and administrative infrastructure. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding platform offerings, broadening our service provider network, developing or acquiring new platform features and services, including our merger with Otonomo and expenses associated with integrating Otonomo’s legacy business into our platform, expanding into new markets and geographies, and increasing sales efforts. These expenditures make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase revenue sufficiently to keep pace with investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability, and we may be unable to continue as a going concern. As a result, the value of our Common Stock could decline significantly and you could lose some or all of your investment. See “Risk Factors—Risks Related to Our Business and Industry—For the years ended December 31, 2023, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.”

We may require additional capital, which may not be available on acceptable terms or at all.

We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs. To support our growing business, we must have sufficient capital to continue to make significant investments in our platform and scale our ability to support our customers. We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funding to support ongoing operations, to undertake capital expenditures or to undertake any acquisitions or other merger transactions. We cannot be certain that additional financing will be available to us on favorable terms, or at all. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our Common Stock could decline. Additionally, any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Common Stock. If we engage in additional debt financing, the holders of such debt may have payment priority over the holders of Common Stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. This could also make it difficult for us to obtain additional capital and to pursue business opportunities. Any of the above could adversely affect our business, financial condition and results of operations. Additionally, if we are unable to obtain adequate financing on satisfactory terms when required, our ability to continue to support our business growth and respond to business challenges could be significantly limited, which could adversely affect our business, financial condition and results of operations.

Disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings (or other factors of creditworthiness) could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Our inability to raise financing, on reasonable terms or at all, may adversely affect our ability to fund operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges and may have a material adverse effect upon our business, financial condition, results of operations or prospects.

We are substantially dependent on a limited number of Customer Partners.

Our customer base is concentrated with our top Customer Partners representing 64% and 69% of our revenue for the years ended December 31, 2023 and 2022, respectively, with three and four Customer Partners each accounting for over 10% of our revenue for the years ended December 31, 2023 and 2022, respectively. Most of our significant Customer Partners are able to terminate their agreements with us for convenience on limited notice, and in January 2024 one of these Customer Partners, accounting for approximately 25% of our revenue in 2023, did not renew its agreement with us when their existing contract expired by its terms on January 31, 2024. Additionally, most of our agreements with Customer Partners are non-exclusive and do not generally include guaranteed volume or revenue achievement during the contract period. If we were to lose any other significant Customer Partners, or experience further reduced volume from any of our significant Customer Partners, our business, financial condition and results of operations could be adversely affected. Our reliance upon a limited number of Customer Partners may also be exacerbated by factors beyond our control, including the consolidation of Customer Partners, changes in the mandates for technologies or solutions provided by Customer Partners to Consumers, changes in demand for our solutions, selection by our Customer Partners of our competitors, Customer Partner bankruptcies or pricing competition. Any of these factors may result in increased dependence on fewer Customer Partners, which could adversely affect our business, financial condition and results of operations.

If we were to lose any of our significant Customer Partners, or experience reduced volume from any of our significant Customer Partners, revenue could decline and our business and results of operations could be materially and adversely affected. These negative effects could be exacerbated by consolidation of Customer Partners, changes in the mandates for technologies or solutions provided by Customer Partners to Consumers, changes in demand for our solutions, selection by our Customer Partners of our competitors, Customer Partner bankruptcies or pricing competition, any one of which may result in even fewer Customer Partners accounting for a large percentage of our revenue.

Our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of our Consumers, Customer Partners and Service Providers, could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.

Our business involves the collection, storage, transmission and other processing of certain personal data and other sensitive and proprietary data of our Customer Partners, Service Providers and Consumers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. Although we have developed systems and processes that are designed to protect the personal data of our Customer Partners, Service Providers and Consumers that utilize our platform and our other proprietary and confidential information, protect our systems, prevent data loss, and prevent other security breaches and security incidents, we cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to breakdowns, disruptions, and cyberattacks or security breaches and incidents from various sources, including inadvertent or intentional actions by our employees, contractors, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to or other processing of, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including personal data and other sensitive and proprietary data of our Customer Partners, Service Providers, Consumers, employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting access to the personal information we store, these policies may not be effective in all cases. Geopolitical conflicts and other events may increase the cybersecurity risks we and our Service Providers face. We also have incorporated, and may continue to incorporate, AI technologies into our platform and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

Any breach of privacy, or any security breach, disruption or other incidents, could interrupt our operations, result in our platform being disrupted or unavailable, result in loss of or improper access to, or acquisition, modification, unavailability, disclosure, or other processing of, data, and result in fraudulent transfer of funds. Further, any such incident, or the perception it has occurred, could harm our reputation, brand, and competitive position, damage our relationships with third-party partners, and result in claims, demands, and litigation, regulatory investigations and proceedings, and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of Customer Partner, Service Provider or Consumer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations.

Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data or that otherwise process data on our behalf (including, for example, our third-party technology providers and our Service Providers) could have similar effects. Further, any cyberattacks or actual or perceived security or privacy breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in the industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

If we are unable to successfully implement AI on our platform, our business, financial condition and results of operations could be adversely affected.

We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from our use of AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

We rely on AWS to deliver our platform to Consumers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition and results of operations.

Our Consumers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or Consumers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons could interrupt or degrade the performance of our platform and adversely impact our ability to serve Consumers and could damage our reputation with current and potential Customer Partners and Consumers, expose us to liability, result in substantial costs for remediation, cause us to lose Customer Partners, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

We have entered into AWS’s standard twelve-month contract. In the event that our AWS contract is terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

If Customer Partners terminate or do not renew their service contracts with us or reduce their use of our platform, our revenue will decline and our business, operating results and financial condition could be adversely affected.

The initial terms of our service contracts with Customer Partners are typically three years, often on a non-exclusive basis, and are terminable by either party on 90 days’ advance written notice. Our service contracts with Customer Partners also do not generally include guaranteed volume or revenue achievement during the contract period, and our Customer Partners have no obligation to renew their contract following expiration. For example, in January 2024 one of our Customer Partners, accounting for approximately 25% of our revenue in 2023, did not renew its agreement with us when their existing contract expired by its terms on January 31, 2024. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our Customer Partners may unilaterally elect not to renew, may seek to renew for lower service pricing or for shorter contract lengths, or may choose to renew for the same or fewer roadside solutions over time. Further, most of our Customer Partners are able to terminate their agreements with us for convenience on limited notice. As a result, there can be no assurance that our existing Customer Partners will maintain or renew our service contracts, or that future service contracts with existing Customer Partners will include the same package of roadside solutions. Even if Customer Partners do not terminate their agreements, there can be no assurance that Customer Partners will not reduce their use of our platform, which could negatively impact our business and results of operations.

Our renewal rates may decline or fluctuate as a result of a number of factors, including, among others, leadership changes within our Customer Partners resulting in loss of sponsorship, limited Customer Partner resources, pricing changes by us or our competitors, and Consumer satisfaction with our platform, procurement or budgetary decisions. Deteriorating general economic conditions including, among other things, inflationary pressure, supply chain challenges and the impacts of increased interest rates, impact the affordability of buying a car for the average Consumer. Any reduction in vehicular sales may negatively impact Customer Partners’ financial condition and their willingness to renew or maintain contracts with us.

Additionally, OEMs, automotive insurance companies and other Customer Partners typically require potential mobility assistance providers to participate in a competitive request for proposal (“RFP”) process at the end of each contract term. If we fail to consistently win renewals of existing Customer Partner business, our business, financial condition and results of operations could be materially and adversely affected.

To the extent our base of Customer Partners continues to grow, contract renewals, including the selection of additional roadside solutions, by renewing Customer Partners will become an increasingly important part of our results. If our Customer Partners terminate or do not renew their service contracts, or decrease the amount they spend, revenue will decline and our business will be harmed.

If Customer Partners do not expand their use of our platform beyond their current roadside solutions, our ability to grow our business, financial condition and results of operations could be adversely affected.

Our ability to grow our business depends in part on our ability to encourage current and future Customer Partners to subscribe to higher priced services, expand into packages with more extensive features, or to purchase greater capacity. If we fail to achieve market acceptance of our pricing and new features, or if a competitor establishes a more widely adopted, less expensive platform, our business, financial condition and results of operations could be adversely affected.

We face risks related to successfully optimizing and operating our network of Service Providers and call center operations.

Our failures to adequately forecast Consumer demand or otherwise optimize and operate our network of Service Providers successfully could result in excess or insufficient Service Provider availability, increased costs and impairment charges, any of which could adversely affect our business, financial condition and results of operations. As we continue to add Service Provider capability and offer new services with different requirements, our network of Service Providers will become increasingly complex and challenging to operate. There can be no assurance that we will be able to operate our network effectively.

Our ability to optimize and operate our Service Provider network may also be limited by the working capital deficit that we have maintained since inception. If we are unable to pay our Service Providers in a timely fashion for completed jobs as a result of the mismatch between the billing cycles for our Customer Partners and Service Providers, we may lose participation by Service Providers on our platform, which could adversely affect our business, financial condition and results of operations.

During periods of high Consumer demand, or in geographical regions with fewer participating Service Providers, we may be required to fulfill requests from Consumers by leaving our network of Service Providers to source roadside assistance. Leaving our network of Service Providers is both time consuming and costly because an out-of-network job is sourced by our call centers, and we absorb any incremental out-of-network costs resulting from pricing negotiations with the prospective roadside assistance provider. We are also unable to implement our typical screening criteria and procedures when sourcing out-of-network roadside assistance providers, which may expose us to additional risks.

We are also dependent on digital dispatch vendors to connect Service Providers with requesting Consumers. Our agreements with these vendors are non-exclusive and subject to renewal by the vendor. Digital dispatch vendors could decide to stop working with us, modify their agreement terms in a cost prohibitive manner during renewal negotiations or enter into exclusive or more favorable relationships with our competitors. In addition, acquisitions of digital dispatch vendors by competitors could result in a reduction in our volume capacity and/or geographic reach, as these vendors may no longer facilitate the connection of our Service Providers to Consumers. The loss of any digital dispatch vendors would affect our ability to process service requests, and if we are unable to replace these vendors for any reason, our revenue could decline and our business, financial condition and results of operations could be adversely affected.

In addition, we may be unable to adequately staff our customer service centers as the business expands. Currently, our customer service centers are located in Belize and Colombia, and virtually domestically. During periods of limited platform outage our call centers have had to manually dispatch Service Providers. In the future, our call centers may be unable to handle manually dispatching Service Providers in an efficient and cost-effective way, which could impact Customer Partner and Consumer satisfaction levels with our services. Also, as we grow, optimizing call center operations may become both more challenging and more expensive. Any reduction in Customer Partner or Consumer satisfaction levels with our services as a result of our call center operations could adversely affect our business, financial condition and results of operations.

For the years ended December 31, 2023, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report from our independent registered public accounting firm for the years ended December 31, 2023, 2022 and 2021 included an explanatory paragraph stating that we have incurred losses from operations since inception and are dependent on debt and equity financing to fund operating shortfalls, raising substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2023, 2022 and 2021 do not include any adjustments that may result from the outcome of this uncertainty.

Future reports from our independent registered public accounting firm could contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment.

We previously identified a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

Effective internal controls over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2023, 2022 and 2021, management identified one material weakness in our internal control over financial reporting that has not been remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

In order to address the identified material weakness, we are in the process of increasing resources within our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weakness. Our management believes that these actions will enable us to address the material weakness that was identified in a timely manner and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that these measures will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate our current material weakness or any material weaknesses in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

In addition, it is possible that control deficiencies could be identified in the future by our management or our independent registered public accounting firm or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for annual reports on Form 10-K that we will file with the SEC beginning with our second Annual Report on Form 10-K. Future assessments will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Eventually, it is possible that our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are also required to disclose changes made to our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Our recent growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage the challenges to our future growth.

We have experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of our future rate of growth. Our results of operations also may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Our business is subject to seasonality and generally experiences lower engagement on the platform, and correspondingly lower revenue, during the spring and fall. Our sales cycle for new engagements and contract renewals can vary substantially from Customer Partner to Customer Partner. Our limited experience marketing and selling in the B2B and B2B2C mobility assistance markets may affect our ability to predict the length of our sales cycle or the anticipated size of potential engagements. We believe that our continued growth in total revenue will depend upon, among other factors, our ability to:

•
attract new Customer Partners, Service Providers and Consumers who purchase products and services from us at the same rate and of the same type as our existing customer base;

•
retain current Customer Partners, Service Providers and Consumers who continue to purchase products and services from us at rates and in a manner consistent with their prior purchasing behavior;
•
build existing and new Customer Partner, Service Provider and Consumer trust in us and otherwise maintain our reputation;
•
establish brand recognition with Consumers;
•
establish ourselves as a default platform for the provision of mobile assistance services;
•
encourage Customer Partners to expand the categories of products and services they purchase;
•
enter into new joint ventures and attract new Customer Partners and Service Providers;
•
provide a superior Consumer experience;
•
respond to changes in Consumer access to and use of the internet and mobile devices;
•
react to challenges from existing and new competitors;
•
develop a scalable, high-performance technology and Service Provider network infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and the sale of new products and services;
•
provide roadside assistance in a timely way and in accordance with Customer Partner, Service Provider and Consumer expectations, which may change over time;
•
respond to macroeconomic trends and their impact on Consumer spending patterns;
•
hire, integrate and retain talented personnel;
•
leverage technological and operational efficiencies; and
•
invest in the infrastructure underlying our connected services platform, including with respect to data protection and cybersecurity.

Our ability to improve margins and achieve profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to future growth. Any of these factors could cause total revenue growth to decline and may adversely affect margins and profitability. Failure to continue total revenue growth or improve margins could adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of total revenue growth as an indication of our future performance.

If we are unable to address the service requirements of our current and future Consumers, our business, financial condition and results of operations could be adversely affected.

As demand for EVs grows and EVs continue to gain market share in the automotive industry, our business, financial condition and results of operations could be adversely affected if our Service Provider network is unable to meet the demand for EV-capable assistance. Service requirements for EVs are different than service requirements for traditional internal combustion engines or hybrid vehicles, and necessitate specialized skills, including high voltage training and servicing techniques. Additionally, EVs cannot be towed by traditional towing rigs, and instead must be retrieved by flatbed trucks. There can be no assurance that our Service Providers will be able to satisfactorily address the service requirements of Consumers with EVs, or that we and our Service Providers will have sufficient resources, experience, or capacity to meet these service requirements in a timely manner, including as the volume of EVs on the road increases.

Failure to offer high-quality Consumer support may harm our relationships with Consumers and Customer Partners, and could adversely affect our reputation, brand, business, financial condition and results of operations.

Our ability to attract and retain Customer Partners, Service Providers and Consumers is dependent in part on the ease of use and reliability of our offerings, including our ability to provide high-quality Consumer support. Users of our platform depend on our support organization to resolve issues relating to platform offerings, including, among others, being overcharged for collision assistance, leaving a personal item in a towing service’s vehicle or reporting a safety incident. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain reliable Service Providers to our platform and otherwise maintain our Consumer support team, including individuals who are qualified to support Consumers and are sufficiently knowledgeable regarding our offerings, as well as our ability to maintain our call center functionality. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

Our expansion into new roadside assistance solutions, Customer Partners and Service Providers, technologies and geographic regions subjects us to additional risks.

Our growth strategy involves investments in new product and service offerings, new technologies and expanded geographic reach. We may have limited or no experience in certain of these offerings, technologies and geographic regions, and as a result, our activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. These offerings can present new and difficult logistical and technological challenges, which may frustrate our Customer Partners, Service Providers and Consumers, harm our business relationships and result in a loss of revenue and business opportunities. Such challenges may also subject us to claims if Customer Partners, Service Providers or Consumers experience service disruptions or failures or other quality issues. Additionally, there can be no assurance that we will be successful in geographic expansion or that such expansion will efficiently increase our subscriber growth or improve the experience for our Customer Partners, Service Providers and Consumers.

In addition, our introduction of new products, services or software, the expansion of our business into certain jurisdictions or highly regulated industries, and any acquisitions of other businesses that operate in highly regulated industries may subject us to additional laws, regulations or other government or regulatory scrutiny. Many of these laws and regulations were adopted prior to the advent of our industry and related technologies and, as a result, do not contemplate or address the unique issues faced by roadside and mobility assistance providers. For example, we contract with our Service Providers, which are independent contractor entities, to dispatch service professionals that provide roadside assistance services to Consumers. Nevertheless, and although the Service Provider entities commit to complying with applicable laws, we could be subject to litigation claims from the individual employees of our Service Providers. We have previously been the subject of threatened litigation, notwithstanding that we do not employ individuals as Service Providers, and we expect these types of claims to increase as we expand to new jurisdictions and the laws relating to the use of independent contractors evolve in the jurisdictions in which we operate.

In connection with our expansion, additional requirements may also arise related to processing of payments, the collection and storage of data and systems infrastructure design, all of which could increase the costs associated with our offerings.

The expansion of our business—including by increasing the number of Customer Partners and Service Providers, expanding the variety of roadside assistance solutions offered (e.g., the expectation that the increased demand for flatbed trucks that are required to tow EVs will outpace supply of such trucks), and improving the technologies used to power our platform—requires substantial capital expenditures. Our ability to fund our expansion is dependent upon the timing and extent of spending on research and development, as well as other growth initiatives. Failure to realize the benefits of investments in these areas of our business and geographic reach could result in the value of those investments being written down or written off.

Our ability to provide connected vehicle services will depend on our ability to access data from external providers at reasonable terms and prices. Our data providers might restrict the use of, or refuse to license, data, which could lead to our inability to access certain data or provide certain services and, as a result, materially and adversely affect our operating results and financial condition.

Any connected vehicle offerings will rely extensively upon vehicle data from a variety of external providers. These data providers could increase restrictions on the use of such data, increase the price they charge for data, or refuse altogether to license the data to us. In addition, during the term of any data supply contract, providers may fail to adhere to our data quality control standards or fail to deliver data. Several states have proposed or enacted laws relating to the “right to repair” certain devices or hardware, and we anticipate that new laws addressing these matters may continue to be proposed and enacted, with uncertainty regarding their interpretation and enforcement. Certain of these laws may create uncertainty regarding rights to access, use, retain, and otherwise process data, including vehicle data, and impose, or be argued to impose, relevant limitations or restrictions on us or other companies. Any such limitations and restrictions potentially could impede our business and operations, require us to change our policies and practices, and materially adversely impact our ability to provide services to our Customer Partners and Consumers. Further, although no single individual data provider is material to our business, if a number of providers collectively representing a significant amount of data that we use for one or more of our services were to impose additional contractual restrictions on our use of or access to data, fail to adhere to our quality-control standards, repeatedly fail to deliver data or refuse to provide data, now or in the future, our ability to provide those services to Customer Partners and Consumers could be adversely impacted, which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain existing relationships with insurance companies or establish new relationships with insurance companies, our business, results of operations, financial condition and growth potential could be adversely affected.

In connection with our merger with Otonomo, we acquired 100% of the share capital of The Floow Limited (“The Floow”), a United Kingdom SaaS provider of connected insurance technology for major carriers globally which had been a wholly owned subsidiary of Otonomo since April 14, 2022. The Floow’s revenue depends, in large part, on revenue associated with its data refinery platform and telematics services, each of which primarily comes from insurance company customers. Our inability to maintain these existing relationships with the Floow’s insurance company customers or establish new relationships with insurance companies could adversely affect our business, financial condition and results of operations.

Changes in the practices of insurance companies in the markets in which we provide The Floow’s telematics services could adversely affect our business, financial condition and results of operations.

The Floow’s business depends, in part, on the existing practices of insurance companies in the markets in which we provide The Floow’s data refinery platform and sell telematics services. Among other factors, we rely on insurance companies’ continued practice of (a) requiring or providing a premium discount for using location and recovery services and products and (b) accepting vehicle location as a preferred security product, thereby mandating or encouraging the use of telematics services, or similar services and products, for drivers.

If any or all of these policies or practices change, revenues from The Floow’s data refinery platform and sales of telematics services could decline, which could adversely affect our business, financial condition and results of operations.

Failure to effectively combine vehicle and mobile data and The Floow could adversely affect our business, financial condition and results of operations.

We may experience technical and operational challenges in combining vehicle and mobile data and The Floow and/or the ultimate results may not be as predictive of risk as anticipated. In the event that we experience these challenges or the results are not as predictive as anticipated, we may not realize the full benefits we anticipate from the combination of vehicle and mobile data and The Floow and our business, financial condition and results of operations could be adversely affected.

The Floow relies, in part, on strategic relationships to grow its business. These partnerships may not produce the financial or operating results we expect.

The Floow currently has long-standing strategic partnerships, such as its strategic partnership with Munich Re, that are important to growing its business. There is no guarantee that these partnerships will continue in the future or that such partnerships will continue on favorable terms. In addition, it is possible that such strategic partners may instead engage with its competitors. These partnerships may not produce the expected financial or operating results we expect and could disrupt ongoing business or increase expenses, which could adversely affect our business, financial condition and results of operations.

Our issuance of additional shares of Common Stock in connection with financings, acquisitions, investments, or otherwise will dilute all other common stockholders.

We expect to issue additional shares of Common Stock in the future that will result in dilution to all other common stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional shares of Common Stock may cause common stockholders to experience significant dilution of their ownership interests and the per share value of Common Stock to decline.

Risks Relating to Our Operations

Our limited operating history and evolving business model makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on the roadside and mobility assistance markets since our founding in 2013, and we continue to develop our operating strategy as our business has evolved. Our relatively limited operating history, especially with respect to the development of B2B and B2B2C mobility assistance markets, which we launched in 2016, may make it difficult to evaluate our current business and future prospects. The markets for our platform are in relatively early stages of development, and it is uncertain whether these markets will grow, and if they do grow, how rapidly they will grow, how much they will grow, or whether our platform will be widely adopted and whether we can scale to capture growth in these markets. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries such as the roadside and mobility assistance industries, including our ability to:

•
accurately forecast our revenue and plan our operating expenses;
•
attract new and retain existing Customer Partners and Service Providers in a cost-effective manner;
•
successfully compete with current and future competitors, some of whom may offer competing products and services;
•
successfully expand our business in existing markets and enter adjacent markets and new geographies;
•
successfully execute strategic acquisitions and partnerships;
•
develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and services;
•
comply with existing and new laws and regulations applicable to our business;
•
anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•
establish and maintain our brand and reputation;
•
adapt to rapidly evolving trends in the ways Customer Partners, Service Providers, and Consumers interact with technology;
•
effectively manage our rapid growth;
•
avoid interruptions or disruptions on our platform; and
•
hire, integrate, and retain key personnel.

If we fail to address the risks and difficulties we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

We have a rapidly evolving business model, which, in a similarly rapidly evolving industry, subject us to increased risks that could adversely affect our business, financial condition and results of operations.

We have a rapidly evolving business model, which may be volatile in a rapidly evolving industry. As the automotive industry evolves and EVs and connected vehicles gain market share, , the mobility assistance industry must similarly grow and adapt to the growing capabilities of automotives, including with data driven solutions, to meet these new and complex technological needs and demands as they arise. In order to stay current with the automotive industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business relating to our models and strategies. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation and adversely affect our business, financial condition and results of operations.

We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the mobility assistance industry, and we may fail to capture these opportunities. Such failures could adversely affect our business, financial condition and results of operations. While we expect that there will be a move to subscription offerings to support Consumer desire for data driven solutions there is no guarantee that will occur and Consumer appetite for additional data driven solutions may fail to gain traction.

Our sales cycle with Customer Partners may be lengthy and variable, which may make it difficult for us to forecast revenue and other operating results.

As a function of our business model, the collection cycle for most of our Customer Partners is lengthy and can vary based on Customer Partner. In contrast, we generally pay our Service Providers within several days of completing a job. If we are unable to pay our Service Providers in a timely manner for completed jobs as a result of the mismatch between the billing cycles for Customer

Partners and Service Providers, we may lose participation by Service Providers on our platform. Additionally, Customer Partner contract renewal is not guaranteed, and the RFP process required by many Customer Partners is lengthy, often spanning months. As a result of these factors, we may experience fluctuations in total revenue on a period-to-period basis which may make it difficult for us to forecast revenue and other operating results.

We may need to change our pricing model for our platform’s offerings, which in turn could adversely affect our business, financial condition and results of operations.

As the mobility assistance industry continues to mature, and as new competitors introduce competitive applications or services, we may be unable to attract new Customer Partners or Service Providers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new products and services, or improve existing ones, we will need to develop pricing and contract models for these products that appeal to Customer Partners and Service Providers over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the rate of subscription and overall subscription mix among our products, which could adversely impact our total revenue. Competition may also require us to make substantial price concessions, especially as larger and more established industry participants with more financial resources introduce competing services. Our business, financial condition and results of operations may be adversely affected by any of the foregoing, and we may have increased difficulty achieving or maintaining profitability.

We and our Service Providers may face difficulties in meeting labor needs, which could adversely impact our business, financial condition and results of operations.

We and our Service Providers are heavily dependent upon our respective labor workforces. Our employee compensation packages are designed to provide benefits commensurate with the level of expected service. However, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We also face other risks in meeting labor needs, including competition for qualified personnel and overall unemployment levels. In addition, the COVID-19 pandemic resulted in a labor shortage, which increased, and may in the future increase, labor costs incurred by us and our Service Providers as a result of limited applicants for jobs requiring on-site work. Changes in any of these factors, including a shortage of available workforce, could interfere with our ability to provide adequate customer service and could result in increasing labor costs. If we suffer attrition and shortages with respect to certain of our customer service personnel, such as our call centers or Service Providers, our ability to maintain compliance with our service level commitments to our Customer Partners may be impacted, and our business, financial condition and results of operations could be adversely affected.

Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to choose union representation. If all or a significant number of our employees become unionized and the terms of any collective bargaining agreement were significantly different from current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, if a significant number of employees participate in labor unions, it could put us at increased risk of labor strikes and disruption of our operations or adversely affect our growth and results of operations. We could face future union organization efforts or elections, which could lead to additional costs, distract management or otherwise harm our business.

Adverse economic conditions or reduced automotive usage may adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations depend significantly on worldwide macroeconomic conditions and their impact on demand for mobility assistance. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, decreases in discretionary consumer spending, conditions in the new and used automotive markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors could dramatically reduce automotive activity and demand for mobility assistance.

Economic factors such as increased commodity prices, inflation, higher costs of labor, insurance and healthcare, and changes in or interpretations of other laws, regulations and taxes may also increase our cost of sales, mobility assistance costs and administrative costs, and otherwise adversely affect our business, financial condition and results of operations. Any significant increases in costs may affect our Service Providers and Customer Partners, and therefore our business, disproportionately to that of our competitors. In addition, negative national or global economic conditions may materially and adversely affect our Customer Partners’ and Service Providers’ financial performance, liquidity and access to capital. Customer Partners may be unable to maintain their inventories, production levels, product quality and/or services, and could cause them to raise prices, terminate or reduce their service contracts with us, lower automotive production levels or cease their operations.

In addition, various market trends we anticipate may not develop, or may not develop at the speed which we expect, which could result in costs and capacity outpacing demand.

The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could adversely affect our business, financial condition and results of operations.

We depend on the continued services and performance of our senior management team, key technical employees, and other key personnel. Although we have entered into employment agreements with certain senior management team members, each of them may terminate their employment at any time or be unable to perform the services we require in the future. Third parties may also attempt to encourage our senior management team or other key employees to leave for other employment. The loss of one or more of the members of our senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and significantly harm our business.

We also rely on other highly skilled personnel who may have critical but inadequately documented business knowledge. Competition for qualified personnel in the logistics, technology and automobile industries, including in Israel, where certain of our operations are located, has historically been intense, particularly for software engineers, computer scientists, other technical staff and marketing and brand managers. The loss of any executive officers or other key employees or the inability to hire, train, retain and manage qualified personnel could adversely affect our business, financial condition and results of operations.

Additionally, for our hourly employees, including those in our call centers, wages recently increased with the rise in inflation. This increase in the cost of hiring hourly employees, or our inability or unwillingness to keep up with rising wages, could result in a labor shortage that makes it difficult for us to operate our business and to provide the high level of service to which Customer Partners and Consumers have become accustomed, which could harm our reputation and adversely affect our business, financial condition and results of operations.

Our management team has limited experience managing a public company.

Most of our management team has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities and may not be fully integrated as a team due to their short tenure with us. In addition, our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

We may be unable to accurately forecast demand for mobility assistance services and appropriately plan our expenses in the future.

We depend on our Service Provider network, and their digital acceptance of Consumers’ job requests, to provide mobility assistance services that adequately meet Customer Partners’ and Consumers’ needs. Occasionally, we replace or end relationships with Service Providers, and could face logistical difficulties that could adversely affect the provision of mobile assistance services. In addition, we could incur costs and expend resources in connection with such change and fail to add a new Service Provider that can meet a high-quality standard of service. If we experience significant increases in demand, or need to replace existing Service Providers, there can be no assurance that our Service Providers would allocate sufficient capacity to us in order to meet our requirements. Additionally, Service Providers’ unwillingness to digitally accept a job, either as a result of the fee generated on our platform by our pricing model or for any other reason, and any performance problems or other difficulties experienced by Service Providers or by our platform could negatively impact operating results and Consumer experience.

Any service delays or disruptions caused by, among other things, increases in fuel prices, inclement weather or natural disasters, labor activism, health epidemics, bioterrorism, wars and other armed conflicts or catastrophic events or systems failures, or delays or disruptions caused by our Service Providers’ internal operational capabilities, may affect our ability to fulfill our contractual commitments to Customer Partners. For example, adverse weather conditions typically cause reductions in Service Provider capacity. In addition, the COVID-19 pandemic contributed to recent vehicle supply disruptions and driver-labor market dislocation in the United States, which led to a shortage of both vehicle inventory and Service Providers. This disrupted, and may in the future disrupt, our ability to source sufficient Service Providers to meet Consumer demand, which could adversely affect our business, financial condition and results of operations.

Weather events, natural disasters and other events beyond our control could adversely affect our business.

Our business and operations, and the business and operations of our Customer Partners and Service Providers, could be materially and adversely affected in the event of earthquakes, floods, fires, inclement weather, other weather events, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, wars and other armed conflicts, including Hamas’ attack against Israel and the ensuing war, political or geopolitical crises, public health crises, pandemics or endemics, or other catastrophic events. Our business would be especially adversely impacted if such events were to occur during peak automotive travel periods in the United States, particularly if such events were to prevent Service Providers from reaching Consumers.

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

We are also limited, from time to time, in our ability to complete Consumer requests as a result of restrictions placed on certain roadways in the United States, which prohibit non-police vehicles from responding to requests for roadside assistance. Any disruptions as a result of the foregoing could adversely affect our business, financial condition and results of operations.

If we fail to cost-effectively attract and retain Service Providers, our business, financial condition and results of operations could be adversely affected.

Our continued growth depends in part on our ability to both cost-effectively attract and retain Service Providers who satisfy screening criteria and procedures and increase the use of the platform by existing Service Providers. To attract and retain Service Providers, our Service Provider network management team reaches out directly via the telephone, digital marketing and by attending conferences and tow shows. If we do not continue to attract and provide Service Providers with the flexibility and efficiency of our platform, including our digital accept offering, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of competitors, we may fail to attract new Service Providers or retain existing Service Providers or increase their use of our platform. Additionally, if Customer Partners and Consumers choose to use competing offerings, we may lack sufficient opportunities for Service Providers to earn income, which may reduce the perceived utility of our platform and impact our ability to attract and retain Service Providers.

In addition, changes in certain laws and regulations, including immigration, motor vehicle safety and labor and employment laws, may result in a decrease in the pool of Service Providers, which may result in increased competition for Service Providers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles or insurance, may also reduce the number of Service Providers that utilize our platform or the use of our platform by Service Providers. Our agreements are non-exclusive, and Service Providers may choose not to use our platform regularly or at all. If we fail to attract Service Providers or retain existing Service Providers, if we fail to increase the use of our platform by existing Service Providers, or if Service Providers terminate their agreements with us, we may not be able to meet the demand of Customer Partners and Consumers and our business, financial condition and results of operations could be adversely affected.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or strategic alliances, or to effectively integrate them with our existing business, could have a material adverse effect.

From time to time we will consider opportunities to acquire or make investments in Customer Partners, Service Providers, businesses, facilities, technologies or offerings, or enter into strategic alliances that may enhance our capabilities, expand our Customer Partner and Service Provider network, complement current products or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

•
loss of the value of investments and alliances in businesses with which we partner;
•
problems integrating the acquired products, services, business, facilities, or technologies, including issues maintaining uniform standards, procedures, controls and policies;
•
unanticipated costs associated with acquisitions, investments or strategic alliances;
•
the assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with regulations;
•
potential divestitures or other requirements imposed by antitrust regulators;
•
diversion of management’s attention from other Service Providers, Customer Partners, products and services;
•
adverse effects on existing business relationships with Customer Partners and Service Providers;
•
the need to obtain additional required regulatory approvals, licenses and permits;
•
conflicts of interest with respect to our equity interests in investors and partners;
•
risks associated with entering new markets in which we may have limited or no experience;
•
potential loss of key employees of acquired businesses; and
•
increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target products, businesses, facilities and technologies and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations, and while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, products and services effectively, our business, financial condition and results of operations could be adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, lead to a decline in the market price of our Common Stock.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting. Specifically, we will continue to expand our accounting, control and compliance functions and increase resources within our finance and legal department with public company experience. We are also focusing on our disclosure controls and procedures in the short term, including creating an internal control framework to assess key process and controls.

Our current controls and any new controls that are developed may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, such as our merger with Otonomo. Further, weaknesses in our disclosure controls or internal control over financial reporting may be discovered in the future. For example, our Registration Statement on Form S-4 that was declared effective on July 14, 2023 failed to disclose our material weakness in internal control over financial reporting, which was previously identified for the fiscal years ended December 31, 2021 and 2022. While our management is not yet required and has not conducted a full evaluation of our disclosure controls and procedures or internal control over financial reporting, management concluded that an effective system of disclosure controls at a reasonable assurance level was not in place as of December 31, 2023 as a result of the material weakness discussed above in “We previously identified a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.” Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for annual reports on Form 10-K that we will file with the SEC beginning with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial condition, and results of operations, and could cause a decline in the market price of our Common Stock.

Our insurance coverage may not be adequate.

We believe we maintain insurance customary for businesses of our size and type. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, and there can be no assurance that we can obtain or maintain adequate insurance coverage for the risks we face. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations.

We are a party to contracts, transactions and business relationships with various third parties, particularly Customer Partners, Service Providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon third parties to provide essential products, services or other benefits, including with respect to software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit, credit card accounts and other vital matters. Economic, industry and market conditions could result in increased risks to us associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurances that we would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as existing contracts, transactions or business relationships, if at all. Our inability to do so could adversely affect our business, financial condition and results of operations.

Our international operations subject us to additional costs and risks, which could adversely affect our business, financial condition and results of operations.

We have a limited history of marketing, selling, and supporting our platform internationally, and generate nearly all of our revenue in the United States. Our growth strategy depends, in part, on continued international operations.

Additionally, international sales and operations are subject to a number of risks, including the following:

•
greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•
higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for international operations;
•
differing labor regulations;
•
challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining company culture and employee programs;

•
fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
•
management communication and integration problems resulting from language and cultural differences and geographic dispersion;
•
costs associated with language localization of our platform;
•
risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries;
•
greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties, and other trade restrictions;
•
costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection, and data security regulations, particularly in the EU;
•
risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures;
•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;
•
the uncertainty of protection for intellectual property rights in some countries;
•
general economic and political conditions in these foreign markets, including political and economic instability in certain regions;
•
foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;
•
risks associated with securing and complying with debt agreements relative to such foreign operations; and
•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition and results of operations.

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase international sales and business, our risks under these laws may increase.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited in connection with the Merger and other ownership changes.

We have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2023, we had approximately $391.3 million, $113.3 million and $222.2 million of federal, state and foreign NOLs, respectively.

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1896, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and we have undergone an ownership change in connection with the Merger, which may further limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we do not expect to be able to utilize any portion of our NOLs or credits and have recorded a full valuation allowance against the related NOL deferred tax assets as of December 31, 2023.

If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected.

Legal and Regulatory Risks

The terms of our existing Loan Agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We are party to the Structural Loan Agreement and the Highbridge Loan Agreement. As of December 31, 2023, we had an aggregate amount of (i) $27.5 million in stated principal amount of term loans outstanding under the Structural Loan Agreement and (ii) $40.0 million in stated principal amount of term loans outstanding under the Highbridge Loan Agreement. Our payment obligations under each Loan Agreement reduce cash available to fund working capital, product development and general corporate needs. In addition, the principal amount of outstanding advances under the Structural Loan Agreement accrues interest at a floating per annum rate equal to (x) for $14.0 million of the outstanding loans, a per annum rate of interest equal to the greater of (i) 14.0%, and (ii) 7.5% plus the prime rate then in effect, and (y) for $13.5 million of the outstanding loans, a per annum rate of interest equal to the greater of (i) 13.5%, and (ii) 7.0% plus the prime rate then in effect, making us vulnerable to increases in market interest rates. If market rates increase, we will have to pay additional interest on this indebtedness under the Structural Loan Agreement, which would further reduce cash available for our other business needs. The principal amount of outstanding term loans under the Highbridge Loan Agreement accrues interest at a fixed rate of interest of 12.0% per annum through and including June 15, 2023 and then 13.0% per annum from June 16, 2023 thereafter.

Our obligations under each Loan Agreement are secured by substantially all of our assets and the assets of each of our subsidiaries party to each Loan Agreement. The security interest granted over such assets could limit our ability to obtain additional debt financing. In addition, each Loan Agreement contains certain specified affirmative and negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.

Both Loan Agreements contain a financial covenant requiring minimum unrestricted cash of at least $5.0 million, and the Structural Loan Agreement contains a positive contribution margin requirement tested monthly. Failure to comply with the covenants in each Loan Agreement could result in the acceleration of our obligations under such Loan Agreement, and, if such acceleration were to occur, it would materially and adversely affect our business, financial condition and results of operations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may not have sufficient funds, and may be unable to arrange for a refinancing or additional financing, to pay the amounts due under each Loan Agreement. The obligations under each Loan Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt (including a cross-default to each other Loan Agreement) and certain other specified events. If for any reason we become unable to service our debt obligations under either Loan Agreement, or any new debt obligations that we may enter into from time to time, holders of Common Stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt. Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors.

We have in the past defaulted on certain financial, reporting and other covenants under each Loan Agreement. While we have to date been successful in obtaining compliance waivers with respect to such covenant defaults, we may not be able to do so in the future on terms advantageous to us or at all.

The agreements governing our indebtedness include certain financial, reporting and other covenants that we must satisfy. In previous years, we have defaulted on certain covenants under each Loan Agreement and have received compliance waivers with respect to such covenant defaults from the applicable lenders. We cannot provide any assurance that the lenders under either Loan Agreement or any other indebtedness would provide us with a waiver or forbearance should we not be in compliance in the future. A failure to maintain compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

Service Providers that have not complied with our insurance, licensure and other requirements may subject us to a number of risks.

We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to ensure or protect a safe environment for Service Providers and Consumers. Actions by Service Providers, Consumers and others may result in injuries, property damage or loss of life for such parties, or business interruption, brand and reputational damage and other significant liabilities for us. Although we administer certain qualification processes for users of our platform, including requiring background checks to be performed by Service Providers on their employees, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and Service Providers may fail to conduct such background checks adequately on their drivers/employees or disclose information that could be relevant to a determination of eligibility. In addition, we do not independently test Service Providers’ employees’ mobility assistance skills. Consequently, we have received in the past, and expect to continue to receive, complaints from Consumers, as well as actual or threatened legal action against us related to Service Provider conduct.

If Service Providers, or individuals impersonating Service Providers, engage in criminal activity, misconduct or inappropriate conduct or use our platform as a conduit for criminal activity, Consumers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Service Providers, which would adversely impact our brand, reputation and business. Furthermore, if Consumers engage in criminal activity or misconduct while using our platform, Customer Partners and Service Providers may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Service Providers and Consumers in those regions. If other criminal, inappropriate or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract Customer Partners, Service Providers and/or Consumers may be harmed, and our business, financial condition and results of operations could be adversely affected.

Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to our platform, whether generated by us or third parties such as media or regulators, may also adversely affect our business, financial condition and results of operations.

Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries or other incidents that are caused by Service Providers, Consumers or third parties while using our platform, or even when Service Providers, Consumers or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Service Providers for the actions of Consumers or third parties. Our insurance policies may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results and future prospects. We received a demand for indemnification from a partner in October 2020, but have not been named as a defendant in this case and are being represented by counsel appointed by the insurance carrier. The plaintiff is unresponsive to requests for discovery in this matter. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, this insurance risk will grow.

We rely on unpatented proprietary technology, trade secrets, processes and know-how.

We rely on trade secret and confidentiality obligations to protect proprietary assets that may not be patentable or subject to other intellectual property protection or that we believe is best protected by means that do not require public disclosure.

We generally seek to protect our proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to our term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could harm our competitive position in the market, and adversely affect our business, financial condition and results of operations.

Our inability or failure to protect our intellectual property rights, or any claim that we have infringed upon third-party intellectual property rights, could have a negative impact on operating results.

Our business depends on intellectual property, the protection of which is critical to our success. We rely on a combination of intellectual property rights, including trade secrets, domain names and trademarks, to protect our competitive advantage, which offers only limited protection. The steps we take to protect our intellectual property, including physical, operational, and managerial protections of confidential information, contractual obligations of confidentiality, assignment agreements with employees and contractors and license agreements, require significant resources and may be inadequate. We will not be able to protect our competitive advantage if we are unable to establish, protect, maintain, or enforce our rights or if we do not detect or are unable to address unauthorized use of our intellectual property. We may be required to use significant resources to monitor and protect these rights. Despite our precautions, it may be possible for unauthorized third parties to copy portions or all of our platform and use information that we regard as proprietary to create services that compete with our platform. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our proprietary information may be unenforceable under the laws of certain jurisdictions.

In addition, we have registered domain names for websites that we use in our business, such as www.geturgently.com and some other variations. Competitors may adopt service names or domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, our registered or unregistered trademarks or trade names could be declared generic, and there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Litigation or proceedings before governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure rights in our intellectual property. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology, which could adversely affect our business, financial condition and results of operations.

Additionally, we may from time to time be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including trademarks. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for services that also address our market. We rely on our brand and trademarks to identify our platform and to differentiate our platform and services from those of our competitors, and if we are unable to adequately protect our trademarks, third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion in the market, which could decrease the value of our brand and adversely affect our business and competitive advantages.

Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.

Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not adequately protected, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect intellectual property rights due to the cost, time, and distraction of bringing such litigation.

Furthermore, if we do decide to bring litigation, our efforts to enforce intellectual property rights may be met with defenses, counterclaims, and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services, and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in us substituting inferior or more costly technologies into our platform, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.

The holders of patents and other intellectual property rights potentially relevant to our service offerings may make claims that we infringe, misappropriate, or otherwise violate their intellectual property rights. There can be no assurance that we will be successful in defending against these allegations or reaching a satisfactory business resolution. Any intellectual property claims, with or without merit, could be very time-consuming and expensive to settle or litigate, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, require us to cease making, licensing or using offerings that incorporate or use the challenged intellectual property, require us to re-engineer all or a portion of our business or require that we comply with other unfavorable terms. The costs of litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, financial condition and results of operations. Third parties making infringement claims may make it difficult for us to enter into royalty or license agreements which may not be available on commercially acceptable terms. Also, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.

Parties making infringement claims may be able to obtain substantial damages for the infringement and an injunction to prevent us from delivering services or using technology involving the allegedly infringing intellectual property. If, as a result of a successful infringement claim, we are required to develop non-infringing technology or rebrand our name or cease making, licensing or using products that have infringed a third party’s intellectual property rights, all of these actions may be time-consuming and expensive. Protracted litigation could also result in existing or prospective clients deferring or limiting their purchase or use of our software product development services or solutions until resolution of such litigation or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claims or litigation in this area, whether or not we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.

Our use of open source software may lead to possible litigation, negatively affect sales and create liability.

We often incorporate software licensed by third parties under so-called “open source” licenses, which may expose us to liability and have a material impact on our business and offerings. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our services. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting software offerings to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our clients’ ability to use the software that we develop for them and operate their businesses as they intend. Moreover, we cannot assure you that our processes for controlling use of open source software in our products will be effective, and we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property or for breach of contract. We may face claims challenging the ownership of open source software against companies that incorporate it into our products.

Additionally, some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software used. If we combine certain open source software with other software in a specific manner, we could, under open source licenses, be required to release the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of such software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Disclosing proprietary source code could allow our clients’ competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for our clients. Furthermore, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs.

We may be involved from time to time in claims, lawsuits, government investigations and other proceedings that could adversely affect our business, financial condition, and results of operations.

We may be involved in litigation matters from time to time, such as matters incidental to the ordinary course of our business, including intellectual property, privacy, commercial, services, transportation, employment, class action, whistleblower, accessibility, securities, tax, and other litigation and claims, and governmental and other regulatory investigations and proceedings. The number and significance of these disputes may increase as we grow larger, our businesses expand in scope and geographic reach, and our products and platform increase in complexity.

The outcome and impact of such claims, lawsuits, government investigations and other proceedings cannot be predicted with certainty. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Unanticipated changes in tax laws may affect future financial results.

We are a U.S. corporation and thus are subject to U.S. corporate income tax on our worldwide operations. Our principal operations and certain potential customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

In recent years, the federal government has made significant changes to U.S. tax laws, including through the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act. In addition, beginning in January 2022, the Tax Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022.

Further, the current administration had previously set forth several tax proposals that would, if enacted, make further significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Act). Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations from 21% to 28%, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals and (iii) an increase in the U.S. federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider some or all of these proposals in connection with additional tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.

In addition, the Organization for Economic Co-operation and Development (“OECD”), issued final action items or proposals related to its initiative to combat base erosion and profit shifting (“BEPS”). The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. Some countries have incorporated the BEPS proposals into their laws, and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of our customer’s location than do traditional “arm’s length” income sourcing provisions. Some of the BEPS and related proposals, if enacted into law in the U.S. and in the foreign countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

We are expanding our international operations and staff to support our business in international markets. We generally conduct our international operations through wholly owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination may be uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising, and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to such matters, could adversely affect our business, financial condition, and results of operations.

We rely on a variety of techniques when marketing to Customer Partners, and we are subject to various laws and regulations that govern such marketing and advertising practices. Additionally, our business relies on our ability to collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, share, and otherwise process personal data and other sensitive information (such as personal data that identifies or is identifiable to actual or prospective customers, suppliers, personnel, or others), proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party information. As a result, we are, or may become, subject to numerous federal, state, local and foreign data laws, regulations, industry standards, policies, contracts and other actual and asserted obligations relating to privacy, data protection, and cybersecurity, particularly in the context of online advertising. For example, we are or may become subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, numerous other state laws, the European Union General Data Protection Regulation, the UK Data Protection Act and UK General Data Protection Regulation, the Privacy and Electronic Communications Directive (2002/58/EC), and other national legislation.

Laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We may publish privacy policies, notices, and other documentation and statements regarding our collection, processing, use and disclosure of personal data and/or other data. Although we endeavor to comply with our published policies, notices, documentation, and statements, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, Customer Partners or Service Providers fail to comply with our published policies and documentation. Although we endeavor to comply with our published policies and notices, other statements and documentation, and all applicable laws and regulations, and certain other guidance, industry standards, policies, contracts and other actual and asserted obligations, relating to privacy, data protection, cybersecurity, advertising, and consumer protection, we may at times fail to do so or may be perceived to have failed to do so. If we fail, or are perceived to have failed, to address or comply with any actual or asserted obligations related to data privacy and security, we could face private claims, demands, and litigation, including class action litigation; government enforcement actions and proceedings that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of data; requirements to change the manner in which we process data; and orders to destroy or not use data. Any of these events could have a material adverse effect on our reputation, business or financial condition, and could lead to a loss of actual or prospective Customer Partners, Service Providers or Consumers; result in an inability to process data or to operate in certain jurisdictions; limit our ability to sell or distribute our products; or require us to revise or restructure our policies and other aspects of our operations, which we may be unable to do in a commercially reasonable manner or at all. Moreover, such claims or other proceedings, even if not resulting in liability, could be expensive and time-consuming to defend and could result in diversion of management’s attention and adverse publicity that could harm our business or have other material adverse effects. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences relating to any such matter or to any actual or perceived of inadvertent or unauthorized use, disclosure, or other processing of data that is stored or handled as part of operating our business.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance, regarding privacy, data protection, cybersecurity, consumer protection and advertising. Each of these laws and regulations, and any other such changes or new laws or regulations, or other actual or asserted obligations, including regulatory guidance and industry standards, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal data and other data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Moreover, Customer Partners and Service Providers may stop or limit their sharing of data with us. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, may hinder our research and development efforts, and otherwise disrupt operations, which, in turn, could adversely affect our business, financial condition and results of operations.

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could materially and adversely affect our business, prospects, financial condition and results of operations.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls as well as similar controls established in the countries in which we do business. Export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit Consumers’ ability to implement our products in those countries. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products and solutions to, existing or potential end customers with international operations or create delays in the introduction of our products and solutions into international markets. Any decreased use of our products and solutions or limitation on our ability to export or sell products and solutions could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Being a Public Company

We may be unable to integrate successfully and realize the anticipated benefits of the Merger.

We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected.

Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our historical business and Otonomo’s business in a manner that permits us to achieve the anticipated benefits from the Merger;
•
challenges related to the creation of uniform standards, controls, procedures, policies and information systems;
•
our historical customers and Otonomo’s customers may view the combination of the two businesses unfavorably and as a result take their business to alternative service providers; and
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory considerations associated with the Merger.

In addition, it is possible that the integration process also could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain our business relationships or achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business, financial condition and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult to attract and retain qualified independent members to our board of directors (the “Board”). Additionally, these rules and regulations make it more difficult and more expensive to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and the potential failure to satisfy these requirements could adversely affect our business, financial condition or results of operations.

As a private company, we had not endeavored to establish and maintain a public-company-quality internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, commencing with our second annual report on Form 10-K, the report by management on internal control over financial reporting will be on our financial reporting and internal controls (as accounting acquirer), and when we are no longer an emerging growth company an attestation of the independent registered public accounting firm will also be required. The rules governing the standards to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We have not historically had to comply with all of these rules. To comply with the requirements of being a reporting company under the Exchange Act, the Sarbanes-Oxley Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.

If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.

We will incur increased costs and obligations as a result of being a public company.

As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that the Board and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We will need to rely on third party consultants or increase our headcount to address the additional obligations of being a public company, and our management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures taken by us may not be sufficient to satisfy our obligations as a publicly traded company.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Securities

Our stock price may be volatile and may decline regardless of our operating performance.

The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•
actual or anticipated fluctuations in revenue and results of operations of the Company;
•
the financial projections provided to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to maintain coverage of the Company, changes in financial estimates or ratings by any securities analysts who follow the Company or our failure to meet these estimates or the expectations of investors;
•
announcements by the Company or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•
changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the roadside and mobility assistance industry in particular;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•
trading volume of Common Stock of the Company;
•
the inclusion, exclusion or removal of our Common Stock from any indices;
•
changes in the Board or management;

•
transactions in our Common Stock by directors, officers, affiliates and other major investors;
•
lawsuits threatened or filed against the Company;
•
changes in laws or regulations applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging and other derivative transactions involving our capital stock;
•
general economic conditions in the United States;
•
pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•
the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

An active trading market for our Common Stock may not be sustained, which would adversely affect the liquidity and price of our Common Stock.

Our Common Stock is listed on Nasdaq under the symbol “ULY.” We cannot assure you that an active trading market for our Common Stock will be sustained. In addition, the price of our Common Stock can vary due to general economic conditions and forecasts, our general business condition and the release of financial reports. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors and make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for, and intend to take advantage of, certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our shares of the Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of October 19, 2023. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of the securities may be lower than they otherwise would be, there may be a less active trading market for the securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, we also plan to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find shares of our Common Stock less attractive because we rely on these exemptions. If some investors find shares of our Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our stockholders sell or indicate an intention to sell substantial amounts of Common Stock in the public market, the trading price of the Common Stock could decline. In addition, shares underlying any options or RSUs will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock subject to stock options outstanding and reserved for issuance under our equity incentive plans are registered on the Registration Statement on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of the Common Stock could decline.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the trading price or trading volume of the Common Stock could decline.

The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade the Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results actually achieved by us. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage of us, if no analysts commence coverage of it, the trading price and volume for our Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Common Stock to decline.

Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Charter and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control or changes in our management that our stockholders may deem advantageous. These provisions include the following:

•
a classified board of directors such that not all members of the Board are elected at one time;
•
the right of the Board to establish the number of directors and fill any vacancies and newly created directorships;
•
director removal by stockholders solely for cause and with the affirmative vote of at least a majority of the voting power of the then-outstanding shares of capital stock entitled to vote generally in the election of directors;
•
“blank check” preferred stock that the Board could use to implement a stockholder rights plan;
•
the right of the Board to issue authorized but unissued Common Stock and Preferred Stock without stockholder approval;
•
no ability of the stockholders to call special meetings of stockholders;
•
no right of the stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of the stockholders;
•
limitations on the liability of, and the provision of indemnification to, our directors and officers;

•
the right of the Board to make, alter, or repeal our Bylaws; and
•
advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our Charter or Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock, and could also affect the price that some investors are willing to pay for Common Stock.

Our Charter provides that the Court of Chancery of the state of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that the Court of Chancery of the state of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Charter or Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Charter provides further that, to the fullest extent permitted by law, the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision as investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our Common Stock.

We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We currently intend to continue to make investments to support our current business and may require additional funds to respond to business challenges, develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the new and existing debt holders could have rights senior to holders of Common Stock to make claims on our assets or cash flows. The terms of any additional debt could further restrict our operations. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of Common Stock. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their Common Stock or diluting their interest, as applicable.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest would decrease;
•
the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
•
the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•
the market price of our Common Stock may decline.

We do not intend to pay dividends for the foreseeable future.

We intend to retain any future earnings to finance the operation and expansion of our business and do not expect to declare or pay any dividends in the foreseeable future. In addition, our Loan Agreements contain restrictions on our ability to pay dividends, and any additional debt incurred by the Company or any of our subsidiaries in the future may include similar restrictions. As a result, stockholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

At Urgently, we understand the paramount importance of cybersecurity in safeguarding our operational integrity, customer information, and proprietary data. Our commitment to cybersecurity excellence involves a comprehensive approach to risk management and the continual enhancement of our cybersecurity protocols to address the dynamic nature of cyber threats.

Board Oversight and Cybersecurity Governance

Our cybersecurity strategy is anchored in a governance structure with board-level oversight. The Board of Directors plays a critical role in guiding our corporate governance, our cybersecurity posture, ensuring that cybersecurity risks are adequately evaluated and managed in alignment with our business objectives. To this end, the Board will receive periodic updates on our cybersecurity initiatives, risk management practices, and incident response measures. This oversight ensures that cybersecurity remains a top priority at the executive level and that strategic decisions reflect our commitment to safeguarding our digital assets.

The Board is supported by and will receive reports from the Cybersecurity Risk Committee, a specialized group that includes senior executives and departmental representatives from information technology, legal, human resources, and operations. This committee is charged with the development of cybersecurity policies, evaluation of defense mechanisms, and oversight of the company’s response to cyber incidents.

Our Cybersecurity Risk Committee is led by our CISO and our Director of Cyber Security and Compliance. These two individuals have decades of experience in designing, implementing, and managing cyber security risk programs. They are experts in the assessment, identification, and management of cybersecurity risk. Our Cybersecurity Risk Committee members receive updates about our security from our information technology and security teams, stay abreast of industry trends and regulations, and regularly inform management of various cybersecurity risks, trends, threats, and countermeasure techniques.

Cybersecurity Risk Management Program

Our Cybersecurity Risk Management Program is informed by the Center for Internet Security (CIS) Controls version 18. The CIS Controls offer a strategic framework that directs our implementation of effective cybersecurity defenses across 18 critical areas, ranging from asset management to data protection and network security.

A cornerstone of our cybersecurity governance is the annual performance of comprehensive cybersecurity risk assessments. These assessments evaluate our defenses against the latest cyber threats and vulnerabilities and support our preparedness to respond to evolving cyber risks. The insights gained from these assessments inform our ongoing efforts to review and refine our cybersecurity strategies, policies and defense mechanisms. As a core component of our risk management process, all employees are required to participate in annual information security training.

We engage third parties annually to evaluate our information security posture, risks, and third-party service provider solutions as part of our overall enterprise risk management activities. The company maintains an inventory of vendors and third-party providers and evaluates those providers for risks annually at a minimum.

Cybersecurity Incidents and Responses

We have not experienced cybersecurity incidents that have materially affected our company, our business strategy, our results of operations, or our financial condition. However, we continue to face cybersecurity risks and recognize that we must remain vigilant against known and evolving threats. For additional detail about our cybersecurity risks and whether any such risks are reasonably likely to materially affect our company, please see the discussion in Item 1A, “Risk Factors.”

Our commitment to cybersecurity resilience includes an ongoing monitoring program and a well-defined incident response plan that provides clear guidelines for mitigating the impact of any future cyber threats and incidents. These processes are periodically reviewed and updated to address emerging threat intelligence.

Future Directions

Urgently will continue to invest in cybersecurity technologies, enhance our staff training programs, and foster collaborations with cybersecurity experts. Our board-driven, proactive approach to cybersecurity risk management is integral to our mission of delivering value to our customers, employees, and shareholders, safeguarding our reputation, and ensuring the long-term success of our company.

Item 2. Properties.

Our headquarters are located in Vienna, Virginia, where we have approximately 8,417 square feet of leased office space. This facility houses our principal executive offices, research and development, design, business development, finance, information technology, and other administrative activities. The lease for this facility expires in August 2027, and we have the option to extend our lease for an additional three years beyond the current term.

In addition, we lease call center space in San Diego, California and Reno, Nevada. The San Diego space, the lease of which expires in December 2024, is 13,983 square feet. Our Reno space, the lease of which expires in October 2027, consists of 14,000 square feet. Given that most of our employees continue to work from home, we have offered our San Diego and Reno spaces for sublet. We entered into a sublease for the San Diego space in October 2021 that expires in December 2024.

We also lease 7,891 square feet of office space in Herzliya, Israel and 10,615 square feet in Sheffield, United Kingdom. The Israel space is subject to a lease agreement that expired in December 2022; however, the lease automatically renews on a quarterly basis. The United Kingdom spaces are subject to two leases expiring in September 2027 and December 2029, respectively.

We believe that our facilities meet our needs for the immediate future and expect that, should it be needed, additional space will be available to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “ULY.”

As of March 25, 2024, we had 70 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Notwithstanding the foregoing, any determination to pay cash dividends will be at the discretion of the Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

Performance Graph

The performance graph included in this Annual Report on Form 10-K shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Urgent.ly Inc.’s under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from October 19, 2023 through December 31, 2023 of the cumulative total stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq 100 Technology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq 100 Technology Index assume reinvestment of dividends. The graph uses the closing market price on October 19, 2023 of $5.709 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

140.0%
120.0%
100.0%
80.0%
60.0%
40.0%
20.0%
0.0%
10/19/2023
11/30/2023
12/31/2023
Urgently
Nasdaq Composite Index
Nasdaq 100 Tech Index

Issuer Purchases of Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains historical financial information and forward-looking statements regarding our expectations of future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to (a) the business of Urgent.ly Inc. and its subsidiaries prior to the October 19, 2023 merger with Otonomo Technologies Ltd. or (b) Urgent.ly Inc. together with its consolidated subsidiaries, after the consummation of that merger.

A discussion of the changes in our results of operations between the fiscal years ended December 31, 2022 and December 31, 2021, has been omitted from this Annual Report on Form 10-K. Such omitted disclosure can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Final Prospectus.

Overview

We are a leading connected mobility assistance software platform, matching vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services. The traditional experience of a vehicle breakdown is often stressful and inconvenient for stranded drivers, compounded by processes that lack transparency and lead to long wait times. We offer an innovative alternative to this traditional experience, leveraging our digitally native software platform to match supply and demand in our network and deliver exceptional mobility assistance experiences at scale.

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 57 Customer Partners and more than 67,900 participating Service Provider vehicle drivers in our network as of December 31, 2023, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

We generate substantially all of our revenue from our Customer Partners, who contract with us to fulfill roadside assistance service requests for Consumers. We connect Consumers with nearby Service Providers who provide the requested roadside assistance. We enter into multi-year contracts with our Customer Partners, which are typically three years, and we generate revenue on a per-incident basis, including negotiated rates customized for each Customer Partner. We also generate revenue from Customer Partner membership programs, which are typically offered to Consumers through an out-of-warranty vehicle maintenance program or bundled with other subscription membership offerings, on a fixed fee basis. We recognize subscription revenue from our Customer Partner membership programs ratably over the term of service, which is typically one year. We also offer our platform as a SaaS solution to enable certain of our Customer Partners’ roadside assistance services. We anticipate that the Merger and anticipated integration of Otonomo’s Mobility Platform will further enhance the customer service experience for Consumers on our platform by improving data capabilities, features, and data ingest capacity. We recognize revenue from our SaaS offering ratably over the life of the contract, which is typically one to three years. We make payments to our Service Providers on a per-job basis, typically within three weeks from job completion.

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

Otonomo Merger

On October 19, 2023, we completed the Merger with Otonomo. At the time at which the Merger became effective pursuant to the terms of the Merger Agreement (the “Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, we issued an aggregate of 5,435,568 shares of our Common Stock to former Otonomo shareholders, based on an exchange ratio of 0.51756 shares of Common Stock for each Otonomo ordinary share (excluding shares owned by Otonomo subsidiaries and shares to be canceled pursuant to the Merger Agreement) (the “Exchange Ratio”).

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

Immediately following the Merger, our existing securityholders owned 60.3% of the combined company on a fully diluted basis and Otonomo’s securityholders owned 39.7% of the combined company on a fully diluted basis.

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

We believe the continued focus on exceptional Consumer experiences will continue to drive demand for our platform and broaden our number of Customer Partners. Historically, our ability to engage new Customer Partners has been limited primarily by our ability to effectively service the existing demand. However, as our Service Provider network grows and our support capabilities are streamlined and automated, we anticipate that our platform capabilities will also grow to meet the demands of new Customer Partners. We have historically been successful in retaining our Customer Partners once they have initially adopted our platform, other than with respect to one Customer Partner that accounted for approximately 25% of our revenue in 2023, which did not renew its agreement with us when the existing contract expired by its terms on January 31, 2024.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the years ended December 31, 2023 and 2022, our CSAT was 4.6 and 4.5, respectively.

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

For the years ended December 31, 2023 and 2022, we completed approximately 1.1 million dispatches and 1.3 million dispatches, respectively.

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

Non-GAAP Operating Expenses

We define non-GAAP operating expenses as operating expenses, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating expenses in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Board concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating expenses	$83,985	$73,699
Less: Depreciation and amortization expense	(990)	(297)
Less: Stock-based compensation expense	(2,473)	(494)
Less: Non-recurring transaction costs	(21,338)	(2,921)
Less: Restructuring costs	(340)	(1,216)
Non-GAAP operating expenses	$58,844	$68,771

Non-GAAP Operating Loss

We define non-GAAP operating loss as operating loss, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating loss in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Board concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating loss	$(46,104)	$(53,552)
Add: Depreciation and amortization expense	990	297
Add: Stock-based compensation expense	2,473	494
Add: Non-recurring transaction costs	21,338	2,921
Add: Restructuring costs	340	1,216
Non-GAAP operating loss	$(20,963)	$(48,624)

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” and Note 4 “Revenue” to our audited consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 contained in this Annual Report on Form 10-K.

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

Other income (expense), net

Other income (expense), net primarily includes the following items:

•
Interest expense, which consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount and lender fees and amortization of debt financing costs.

•
Interest income, which consists primarily of interest earned on cash equivalents, short-term deposits and marketable securities.
•
Change in fair value of derivative liability, which represents gains or losses resulting from fluctuations in the fair value of embedded derivative liabilities associated with convertible notes.
•
Change in fair value of warrant liability, which represents gains or losses resulting from fluctuations in the fair value of warrant liabilities.
•
Change in fair value of accrued purchase consideration, which represents gains or losses resulting from fluctuations in the fair value of accrued purchase consideration.
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

Provision for income taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total revenue	$184,653	$187,589
Cost of revenue	146,772	167,442
Gross profit	37,881	20,147
Operating expenses:
Research and development	16,907	16,733
Sales and marketing	5,065	5,647
Operations and support	24,355	36,893
General and administrative	36,668	14,129
Depreciation and amortization	990	297
Total operating expenses	83,985	73,699
Operating loss	(46,104)	(53,552)
Other income (expense), net	118,693	(42,430)
Income (loss) before income taxes	72,589	(95,982)
Provision for income taxes	(2,140)	—
Net income (loss)	74,729	(95,982)

The following table is a summary of our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Total revenue	100%	100%
Cost of revenue	79%	89%
Gross margin	21%	11%
Operating expenses:
Research and development	9%	9%
Sales and marketing	3%	3%
Operations and support	13%	20%
General and administrative	20%	8%
Depreciation and amortization	1%	0%
Total operating expenses	45%	39%
Operating loss	(25)%	(29)%
Other income (expense), net	64%	(23)%
Income (loss) before income taxes	39%	(51)%
Provision for income taxes	(1)%	0%
Net income (loss)	40%	(51)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

Revenue decreased by $2.9 million, or 2%, to $184.7 million in the year ended December 31, 2023 from $187.6 million in the year ended December 31, 2022. This was primarily driven by a decrease in dispatch volumes from one auto manufacturer Customer Partner (due to lower sales by the manufacturer) and one insurance Customer Partner along with our decision to shift away from less profitable revenue, which collectively accounted for a $22.0 million decrease in revenue. This was offset by an increase in rates charged to existing Customer Partners that resulted in an increase of $17.7 million in revenue and additional revenue of $1.4 million contributed from the Otonomo business acquired on October 19, 2023. Our fleet management (including car rental companies) and auto manufacturer Customer Partners generated both volume and rate increases driven by business growth and higher dispatch allocations.

Cost of Revenue

Cost of revenue decreased by $20.7 million, or 12%, to $146.8 million in the year ended December 31, 2023 from $167.4 million in the year ended December 31, 2022. The decrease was primarily related to an overall decline in dispatch volume resulting in a $18.4 million reduction in Service Provider fees and a reduction in first call and platform costs in the amount of $6.5 million as the business shifted away from partnerships that required first call support. The decrease was offset by an increase in higher average Service Provider fees for the year ended December 31, 2023 of $3.5 million. The increase in average Service Provider fees is consistent with overall inflation and industry experiences. Approximately $0.7 million of cost of revenue for the year ended December 31, 2023 was attributed to Otonomo.

Gross Profit

Our gross profit for the year ended December 31, 2023 was $37.9 million, compared to $20.1 million for the year ended December 31, 2022. The increase was primarily driven by rate increases applied to Customer Partners, the decrease in Service Provider fees resulting from lower dispatch volumes, and the decrease in first call costs, all contributing to gross profit growth of 88% despite a revenue decline of 2%.

Operating Expenses

Research and Development

Research and development expense increased by $0.2 million, or 1%, to $16.9 million in the year ended December 31, 2023 from $16.7 million in the year ended December 31, 2022. The variance was primarily driven by a reduction in employee and employee-related expenses of $1.3 million and lower IT infrastructure costs of $0.1 million offset by $0.2 million in stock-based compensation. Approximately $1.4 million of research and development expense for the year ended December 31, 2023 was attributed to Otonomo.

Research and development employees were 144 (of which 64 were related to Otonomo) and 82 as of December 31, 2023 and 2022, respectively.

As a percentage of total revenue, research and development expense remained flat at 9% in the years ended December 31, 2023 and 2022.

Sales and Marketing

Sales and marketing expense decreased by $0.6 million, or 10%, to $5.1 million in the year ended December 31, 2023 from $5.6 million in the year ended December 31, 2022. The decrease was primarily driven by a decrease in employee and employee-related expenses of $1.5 million and lower overall sales and marketing-related activities of $0.1 million. Approximately $1.1 million of sales and marketing expense for the year ended December 31, 2023 was attributed to Otonomo. Sales and marketing employees were 53 (of which 30 were related to Otonomo) and 32 as of December 31, 2023 and 2022, respectively.

As a percentage of total revenue, sales and marketing expense remained flat at 3% in the years ended December 31, 2023 and 2022.

Operations and Support

Operations and support expense decreased by $12.5 million, or 34%, to $24.4 million in the year ended December 31, 2023 from $36.9 million in the year ended December 31, 2022. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Central and South America, resulting in a cost reduction of $8.4 million; a reduction of employee-related costs resulting in a cost reduction of $2.5 million; and lower net operating costs due to the Realignment and reduction in overall spending related to business and information technology tools, resulting in cost reductions of $1.5 million. Operations and support employees were 83 and 110 as of December 31, 2023 and 2022, respectively, and customer support representative full-time employees were 404 and 608 as of December 31, 2023 and 2022, respectively.

As a percentage of total revenue, operations and support expense decreased by 7% to 13% in the year ended December 31, 2023 from 20% in the year ended December 31, 2022. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $22.5 million, or 159%, to $36.7 million in the year ended December 31, 2023 from $14.1 million in the year ended December 31, 2022. The increase was primarily related to an increase in transaction-related expenses of $18.4 million in connection with the Merger, an increase in stock-based compensation of $1.9 million, higher business insurance costs of $0.6 million based on the external insurance markets and enhanced coverage, an increase in other professional services in the amount of $0.6 million, an increase in bad debt expense of $0.4 million, an increase in board fees and related expense of $0.2 million, and an increase in rent expense of $0.2 million. These increases were offset by lower employee-related expenses of $0.6 million. Approximately $0.8 million of general and administrative expense for the year ended December 31, 2023 was attributed to Otonomo. General and administrative employees were 69 (of which 14 related to Otonomo) and 62 as of December 31, 2023 and 2022, respectively.

As a percentage of total revenue, general and administrative expense increased by 12% to 20% in the year ended December 31, 2023 from 8% in the year ended December 31, 2022. The increase was primarily driven by transaction-related expenses in connection with the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million, or 233%, to $1.0 million in the year ended December 31, 2023 from $0.3 million in the year ended December 31, 2022. The increase was primarily due to amortization on intangible assets acquired in the Otonomo merger in October 2023.

Other Income (Expense), net

Other income (expense), net increased by $161.1 million, or 380%, to income of $118.7 million in the year ended December 31, 2023 from expense of $42.4 million in the year ended December 31, 2022 due primarily to: a $73.4 million bargain purchase gain from the Otonomo merger; $46.9 million in gains on the extinguishment of the Structural Loan Agreement in the second quarter of 2023 and the outstanding convertible promissory notes in the third quarter of 2023; $0.5 million in interest income; and $54.8 million in net gains resulting from changes in the fair values of derivative, warrant, and purchase consideration liabilities; offset by an increase in interest expense of $15.3 million.

Provision for Income Taxes

The income tax benefit of $2.1 million for the year ended December 31, 2023 was due primarily to a reduction in the deferred tax liability established in connection with the application of the acquisition method of accounting for the Otonomo merger.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, management concluded that there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of issuance of the consolidated financial statements. Refer to Note 1 “Organization” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2023 as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of December 31, 2023, we had a total of $69.6 million in liquid assets consisting of cash, cash equivalents, short-term deposits and marketable securities. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of December 31, 2023, our principal debt balance totaled $71.8 million with maturity dates through January 2025. In January 2024, we used a portion of our $69.6 million in liquid assets to pay $17.5 million in term loans, and $6.1 million in related fees, with Structural Capital.

On January 19, 2024, we amended and restated our Structural Loan Agreement to, among other things, permit the partial prepayment of term loans in an aggregate principal amount equal to $17.5 million, together with certain fees applicable thereto, and allow for the joinder of Otonomo and certain of its material subsidiaries as guarantors. Following the prepayment of term loans, there was $10.0 million in aggregate principal amount of term loans outstanding under the Structural Loan Agreement.

On January 19, 2024, we entered into an amendment to our Highbridge Loan Agreement to, among other things, allow for the joinder of Otonomo and certain of its material subsidiaries as guarantors.

We completed our acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100.0 million of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although we continue to define the final details related to the Otonomo business integration and assess our capital asset plans related to the current outstanding debt, we believe that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of these consolidated financial statements. Accordingly, we believe there continues to be substantial doubt about the Company continuing as a going concern.

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

In 2024, we plan to extend terms on our existing debt or seek refinance our debt. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements.

For additional detail, see Note 9 “Debt Arrangements” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Material Cash Requirements

Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our term loans, convertible notes, contingent purchase consideration, and leases for our office locations. As of December 31, 2023, our principal contractual cash obligations consisted of the following:

	Next 12 Months	Beyond 12 Months	Total
	(in thousands)
Term loans - principal (1)	$—	$67,500	$67,500
Term loans - interest	9,533	448	9,981
Term loans - fees (1)	—	17,338	17,338
Convertible notes - principal	4,257	—	4,257
Convertible notes - interest	1,225	—	1,225
Contingent purchase consideration	2,600	—	2,600
Operating lease obligations	950	2,374	3,324
	$18,565	$87,660	$106,225

(1) We repaid $17.5 million in term loans, and $6.1 million in related fees, with Structural Capital in January 2024.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,145)	$(54,237)
Investing activities	81,767	(208)
Financing activities	14,405	30,646
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,027	$(23,799)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $65.1 million primarily due to net income of $74.7 million, excluding the impact of non-cash income totaling $123.5 million; an increase in prepaid expenses and other assets of $2.0 million related primarily to prepaid directors and officers insurance costs and our Service Provider virtual credit card program; a decrease in accounts payable of $5.3 million and accrued expenses of $15.0 million resulting primarily from the payment of transaction expenses and service provider payments; a decrease in deferred revenue of $0.1 million; and a decrease in lease liabilities of $0.7 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $0.6 million and an increase in long-term liabilities of $6.2 million resulting from the accretion of lender fees.

Net cash used in operating activities for the year ended December 31, 2022 was $54.2 million, primarily due to a net loss of $96.0 million, excluding the impact of non-cash expenses totaling $36.4 million; an increase in accounts receivable of $0.9 million; an increase in prepaid expenses and other assets of $0.1 million; and a decrease in lease liabilities of $0.8 million. Sources of cash from operating activities resulted primarily from increases in accounts payable of $3.1 million, accrued expenses of $3.8 million, and deferred revenue of $0.2 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $81.8 million due to $44.7 million in cash and equivalents acquired from the Merger with Otonomo and proceeds of $37.2 million from the sale of marketable securities, offset by $0.1 million in purchases of equipment and software.

Net cash used in investing activities for the year ended December 31, 2022 was $0.2 million due to purchases of equipment and software.

During 2024, we expect to capitalize software costs associated with internal development and Customer Partner implementations between $4.0 million and $6.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $14.4 million due to $4.7 million in proceeds from the 2023 Convertible Notes and $10.0 million in proceeds on the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

Net cash provided by financing activities for the year ended December 31, 2022 was $30.6 million, which primarily consisted of $30.0 million in proceeds from the issuance of convertible notes payable and a $0.6 million refund of financing costs paid in 2021.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt, and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 9 “Debt Arrangements” and for further information on our leases, see Note 18 “Leases” of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on assumptions, both historical and forward-looking, that are believed to be reasonable. On an ongoing basis, we evaluate our estimates and assumptions. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.

We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements. For additional information, see Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fair Value Measurements

We measure certain financial assets and liabilities at fair value. Fair value is determined based on the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy:

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

Level 3 financial liabilities consist of the derivative liability and the warrant liability for which there is no current market, such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Our derivative liability at December 31, 2022 represents embedded share-settled redemption and contingent fee features bifurcated from the underlying convertible notes and term loans and is carried at fair value. The changes in the fair value of the derivative liability have been recorded as Change in fair value of derivative liability in the consolidated statements of operations and comprehensive income (loss).

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes. The fair value of the share-settled redemption derivative liability was estimated based on the present value of the redemption discounts applied to the principal amount of each of the respective convertible promissory notes, adjusted to reflect the weighted probability of exercise.

We estimated the fair value of the warrant liability at December 31, 2022 using the projected future cash flows and discounting the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the warrants. Changes in the fair value of the warrant liability have been recorded as Change in the fair value of the warrant liability in the consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a description of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2023, the principal balance of our debt totaled $71.8 million. Interest on our borrowings under one of the term loans accrues at a variable rate based on the prime rate and is therefore subject to interest rate risk. A hypothetical 10% relative change in interest rates would have increased interest expense in 2023 by approximately $2.4 million and projected 2024 interest expense by approximately $1.1 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiary is also the U.S. dollar. Transactions denominated in foreign currencies other than the U.S. dollar are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in other income or expense in the consolidated statements of operations and comprehensive income (loss).

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

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2023, 2022 and 2021, management identified one material weakness in our internal control over financial reporting that has not been remediated as of December 31, 2023. The material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Remediation Plan

We have made progress toward remediation of the control deficiencies described above. We are in the process of reorganizing our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2023, the following director, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On November 20, 2023, Mr. Benjamin Volkow, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 568,629 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 19, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

(2) Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to earnings	Charged to other accounts	Deductions (1)	Balance at end of period
	(in thousands)
Allowance for expected credit losses:
Year ended December 31, 2023	$338	$194	$—	$505	$27
Year ended December 31, 2022	662	(269)	—	55	338
Year ended December 31, 2021	321	341	—	—	662

(1) Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

(3) Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of February 9, 2023, by and among Urgent.ly Inc., O.U Odyssey Merger Sub Ltd., and Otonomo Technologies Ltd (incorporated by reference from Annex A of the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

3.1

Amended and Restated Certificate of Incorporation of Urgent.ly Inc., as currently in effect (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on October 24, 2023).

3.2

Bylaws of Urgent.ly Inc., as amended, as currently in effect (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

3.3

Specimen Common Stock Certificate of Urgent.ly Inc. (incorporated by reference from Exhibit 3.5 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

4.1*	Description of Securities of Urgent.ly, Inc.
4.2†

Amended and Restated Investors’ Rights Agreement by and among Urgent.ly Inc. and certain of its stockholders, dated October 18, 2023 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on October 24, 2023).

4.3

Form of 2018 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.4

Form of 2019 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.5

Form of 2019 Convertible Note Warrant between Urgent.ly Inc. and certain investors (incorporated by reference from Exhibit 4.6 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

4.6

Form of Warrant Agreement between Urgent.ly Inc. and certain affiliates of Highbridge, as amended (incorporated by reference from Exhibit 4.5 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.7

Form of Warrant to Purchase Common Stock between Urgent.ly Inc. and Silicon Valley Bank, dated May 8, 2020 (incorporated by reference from Exhibit 4.9 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

4.8

Form of 2021 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.9

Form of 2023 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

10.1†

CEOF Holdings LP, Ocean II PLO LLC as administrative and collateral agent, Urgent.ly Inc., and certain subsidiaries of Urgent.ly Inc. party thereto from time to time (incorporated by reference from Exhibit 10.1 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.2

Second Amendment to Loan and Security Agreement, dated as of February 9, 2023, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., Alter Domus (US) LLC as administrative and collateral agent, and each of the lenders from time to time party thereto (incorporated by reference from Exhibit 10.2 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.3†

Third Amendment to Loan and Security Agreement, dated as of May 18, 2023, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., Alter Domus (US) LLC as administrative and collateral agent, and each of the lenders from time to time party thereto (incorporated by reference from Exhibit 10.3 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.4#

Urgent.ly Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.5#

Form of Indemnification Agreement between Urgent.ly Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.5 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.6#†

Executive Employment Agreement, dated February 9, 2023, between Urgent.ly Inc. and Matthew Booth (incorporated by reference from Exhibit 10.6 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.7#†

Amended and Restated Executive Employment Agreement, dated February 9, 2023, between Urgent.ly Inc. and Timothy Huffmyer (incorporated by reference from Exhibit 10.7 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.8#†

Separation Agreement, dated July 19, 2022, as amended, between Urgent.ly Inc. and Christopher Spanos (incorporated by reference from Exhibit 10.8 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.9†

Deed of Lease between Urgent.ly Inc. and P6/ Griffith 809 Westwood LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

10.10#

Form of Stock Option Agreement under Urgent.ly Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.11#

Form of Restricted Stock Unit Grant Notice under Urgent.ly Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.12#

Urgent.ly Inc. 2023 Equity Incentive Plan and related form agreements (incorporated by reference from Exhibit 10.12 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.13#

Urgent.ly Inc. 2023 Employee Stock Purchase Plan and related form agreements (incorporated by reference from Exhibit 10.13 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.14#

Urgent.ly Inc. Executive Incentive Compensation Plan (incorporated by reference from Exhibit 10.14 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.15#

Urgent.ly Inc. Outside Director Compensation Policy (incorporated by reference from Exhibit 10.15 to the registrant’s Registration Statement on Form S-1/A (File No. 333-273463) filed with the SEC on October 13, 2023).

10.16*†

Third Amended and Restated Loan and Security Agreement, dated as of January 19, 2024, among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent.

10.17*†

Fourth Amendment to Loan and Security Agreement, dated as of January 19, 2024, among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent.

21.1*	Subsidiaries of Urgent.ly Inc.
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm for Urgent.ly Inc.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

# Management contract or compensatory plan or arrangement.

* Filed herewith.

^ The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Urgent.ly Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

URGENT.LY INC.

Date: March 29, 2024	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2024	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned, whose signature appears below, hereby constitutes and appoints each of Matthew Booth and Timothy C. Huffmyer, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this Annual Report on Form 10-K or any amendments hereto in the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Booth	Chief Executive Officer and Director	March 29, 2024
Matthew Booth	(Principal Executive Officer)

/s/ Timothy C. Huffmyer	Chief Financial Officer	March 29, 2024
Timothy C. Huffmyer	(Principal Financial and Accounting Officer)

/s/ Gina Domanig	Director	March 29, 2024
Gina Domanig

/s/ Suzie Doran	Director	March 29, 2024
Suzie Doran

/s/ Andrew Geisse	Director	March 29, 2024
Andrew Geisse

/s/ James M. Micali	Director	March 29, 2024
James M. Micali

/s/ Ryan Pollock	Director	March 29, 2024
Ryan Pollock

/s/ Benjamin Volkow	Director	March 29, 2024
Benjamin Volkow

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Urgent.ly Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urgent.ly Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and Schedule II Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Urgent.ly Inc. as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception, has a net capital deficiency and is dependent on debt and equity financing to fund operating shortfalls in the absence of another source of financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ CohnReznick LLP

Tysons, Virginia

March 29, 2024

URGENT.LY INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,699	$6,357
Restricted cash	557	1,050
Short-term deposits	10,539	—
Marketable securities	20,816	—
Accounts receivable, net of allowance for expected losses of $27 and $338 in 2023 and 2022, respectively	33,905	33,966
Prepaid expenses and other current assets	4,349	2,102
Total current assets	107,865	43,475
Right-of-use assets	2,437	2,485
Property and equipment, net of accumulated depreciation of $1,825 and $1,843 in 2023 and 2022, respectively	871	414
Intangible assets, net	9,283	31
Other non-current assets	738	538
Total assets	$121,194	$46,943
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,478	$7,536
Accrued expenses	21,367	13,122
Accrued interest	907	6,689
Deferred revenue, current	456	349
Current lease liabilities	710	740
Current portion of long-term debt, net	3,193	—
Total current liabilities	31,111	28,436
Long-term lease liabilities	2,045	2,120
Long-term debt, net	66,076	99,443
Derivative liability	—	32,765
Warrant liability	—	13,957
Other long-term liabilities	12,358	5,059
Total liabilities	111,590	181,780
Redeemable convertible preferred stock, Series C, par value $0.001; 160,000 shares authorized, 157,395 issued and outstanding in 2022	—	46,334
Stockholders’ equity (deficit):
Common stock, par value $0.001; 1,000,000,000 shares authorized, 13,311,927 and 154,786 issued and outstanding in 2023 and 2022, respectively	13	—
Additional paid-in capital	164,920	48,327
Accumulated deficit	(154,769)	(229,498)
Accumulated other comprehensive loss	(560)	—
Total stockholders’ equity (deficit)	9,604	(181,171)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$121,194	$46,943

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$184,653	$187,589	$148,508
Cost of revenue (excluding depreciation and amortization)	146,772	167,442	140,095
Gross profit	37,881	20,147	8,413
Operating expenses:
Research and development	16,907	16,733	12,252
Sales and marketing	5,065	5,647	4,122
Operations and support	24,355	36,893	28,680
General and administrative	36,668	14,129	12,875
Depreciation and amortization	990	297	242
Total operating expenses	83,985	73,699	58,171
Operating loss	(46,104)	(53,552)	(49,758)
Other income (expense), net:
Interest expense	(46,800)	(31,454)	(3,712)
Interest income	509	7	5
Change in fair value of derivative liability	32,562	(4,077)	—
Change in fair value of warrant liability	10,731	(5,809)	(2,232)
Change in fair value of contingent purchase consideration	1,615	—	—
Warrant expense	(1,047)	(1,009)	(705)
Gain on debt extinguishment	46,947	—	—
Bargain purchase gain	73,410	—	—
Foreign exchange gain (loss)	766	(88)	63
Total other income (expense), net	118,693	(42,430)	(6,581)
Income (loss) before income taxes	72,589	(95,982)	(56,339)
Provision for income taxes	(2,140)	—	—
Net income (loss) attributable to common stockholders	$74,729	$(95,982)	$(56,339)
Other comprehensive income (loss):
Foreign currency translations adjustments	(630)	—	—
Unrealized gains on marketable securities	70	—	—
Other comprehensive loss	(560)	—	—
Comprehensive income (loss)	$74,169	$(95,982)	$(56,339)

Earnings (loss) per share attributable to common stockholders:
Basic	$26.98	$(949.36)	$(1,061.64)
Diluted	$25.36	$(949.36)	$(1,061.64)

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible
	Preferred Stock Series B-1		Preferred Stock Series B		Preferred Stock Series A		Preferred Stock Series Seed		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	55,532	$16,917	30,896	$10,900	60,693	$10,218	12,260	$996	42,436	$19,924
Issuance of preferred stock	7,199	1,802	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	326	—	25	—	—	—	—	—	16
Issuance of warrants on common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2021	62,731	$19,045	30,896	$10,925	60,693	$10,218	12,260	$996	42,436	$19,940
Exercise of stock-based awards	—	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	143	—	12	—	—	—	—	—	8
Conversion of preferred stock in connection with equity recapitalization	(62,731)	(19,188)	(30,896)	(10,937)	(60,693)	(10,218)	(12,260)	(996)	114,959	26,386
Issuance of common stock warrants for services	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2022	—	$—	—	$—	—	$—	—	$—	157,395	$46,334
Exercise and vesting of stock-based awards, net of shares withheld for taxes	—	—	—	—	—	—	—	—	—	—
Common shares issued in connection with the Otonomo merger	—	—	—	—	—	—	—	—	—	—
Conversion of convertible notes and warrants to common shares in connection with the Otonomo merger	—	—	—	—	—	—	—	—	(157,395)	(46,334)
Issuance of common stock for services	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(in thousands, except share data)

	Redeemable Convertible				Additional		Accumulated Other	Total
	Preferred Stock Series C-1		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2020	49,732	$18,732	52,458	$—	$78	$(71,393)	$—	$(71,315)
Issuance of preferred stock	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	782	—	68	—	—	68
Accretion of preferred stock to redemption value	—	—	—	—	(367)	—	—	(367)
Issuance of warrants on common stock	—	—	—	—	6,684	—	—	6,684
Stock-based compensation expense	—	—	—	—	698	—	—	698
Comprehensive income (loss)	—	—	—	—	—	(56,339)	—	(56,339)
Balance, December 31, 2021	49,732	$18,732	53,240	$—	$7,161	$(127,732)	$—	$(120,571)
Exercise of stock-based awards	—	—	195	—	17	—	—	17
Accretion of preferred stock to redemption value	—	—	—	—	(163)	—	—	(163)
Conversion of preferred stock in connection with equity recapitalization	(49,732)	(18,732)	101,351	—	40,726	(5,784)	—	34,942
Issuance of common stock warrants for services	—	—	—	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	494	—	—	494
Comprehensive income (loss)	—	—	—	—	—	(95,982)	—	(95,982)
Balance, December 31, 2022	—	$—	154,786	$—	$48,327	$(229,498)	$—	$(181,171)
Exercise and vesting of stock-based awards, net of shares withheld for taxes	—	—	178,067	—	(392)	—	—	(392)
Common shares issued in connection with the Otonomo merger	—	—	5,435,568	5	31,027	—	—	31,032
Conversion of convertible notes and warrants to common shares in connection with the Otonomo merger	—	—	7,487,841	8	82,542	—	—	82,550
Issuance of common stock for services	—	—	55,665	—	943	—	—	943
Stock-based compensation expense	—	—	—	—	2,473	—	—	2,473
Comprehensive income (loss)	—	—	—	—	—	74,729	(560)	74,169
Balance, December 31, 2023	—	$—	13,311,927	$13	$164,920	$(154,769)	$(560)	$9,604

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$74,729	$(95,982)	$(56,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	990	297	242
Amortization of right-of-use assets	670	675	—
Amortization of contract costs to obtain	91	697	443
Amortization of contract costs to fulfill	46	116	187
Amortization of deferred financing fees	1,193	1,388	755
Stock-based compensation	2,473	494	698
Deferred income taxes	(2,293)	—	—
Bad debt expense (recoveries)	194	(269)	341
Foreign currency loss	197	—	—
Investments interest receivable, amortization and accretion	(493)	—	—
Gain on debt extinguishment	(46,947)	—	—
Bargain purchase gain	(73,410)	—	—
Loss on disposal of property, equipment and software	61	—	—
Change in fair value of derivative, warrant, and contingent consideration liabilities	(44,908)	9,886	2,232
Warrant expense	1,047	1,009	705
Noncash interest expense	36,667	22,002	329
Issuance of common stock or warrants for services	943	92	—
Changes in operating assets and liabilities:
Accounts receivable	576	(944)	(8,488)
Prepaid expenses and other current assets	(1,974)	3	(1,348)
Other assets	(26)	(135)	(705)
Accounts payable	(5,259)	3,146	1,649
Accrued expenses	(15,034)	3,812	2,225
Deferred revenue	(127)	222	113
Lease liabilities	(727)	(756)	—
Long-term liabilities	6,176	10	(253)
Net cash used in operating activities	(65,145)	(54,237)	(57,214)
Cash flows from investing activities:
Purchases of property, equipment and software	(149)	(208)	(340)
Acquisition of intangible asset	—	—	(16)
Proceeds from sale of marketable securities	37,199	—	—
Cash acquired from the Otonomo merger	44,717	—	—
Net cash provided by (used in) investing activities	81,767	(208)	(356)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	10,000	—	56,700
Proceeds from revolving line of credit	—	—	41,075
Repayment of revolving line of credit and term loan	—	—	(55,325)
Refunds (payments) of deferred financing fees	(291)	629	(4,424)
Proceeds from issuance of convertible notes payable	4,696	30,000	39,957
Proceeds from exercise of stock options and warrants	—	17	69
Net cash provided by financing activities	14,405	30,646	78,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(178)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	30,849	(23,799)	20,482
Cash, cash equivalents and restricted cash, beginning of year	7,407	31,206	10,724
Cash, cash equivalents and restricted cash, end of year	$38,256	$7,407	$31,206

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,055	$6,863	$985
Cash paid for income taxes	$191	$—	$—

Supplemental noncash investing and financing activities:
Common stock consideration for Otonomo merger	$31,032	$—	$—
Net assets acquired from the Otonomo merger, excluding cash	$63,449	$—	$—
Conversion of convertibles notes to common stock	$31,943	$—	$—
Conversion of warrants to common stock	$4,273	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$3,160	$—
Derivative liability resulting from term loan amendment	$773	$—	$—
Derivative liability resulting from issuance of convertible notes	$55	$28,688	$—
Warrants issued in connection with issuance of long-term debt	$—	$7,041	$7,004
Issuance of common stock for services	$943	$—	$—
Issuance of common stock warrants for services	$—	$92	$—
Exercise of warrants into Series B-1 preferred stock	$—	$—	$1,801

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

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

On October 19, 2023, the Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) in accordance with the terms of the Agreement and Plan of Merger, dated as of February 9, 2023 (the “Merger Agreement”) (see Note 3). Otonomo provides an automotive data service platform enabling car manufacturers, drivers, insurance carriers and service providers to be part of a connected ecosystem as well as mobility intelligence which transforms vast amounts of anonymized data and activity signals into actionable, impactful, and valuable insights. As part of the Merger on October 19, 2023, Otonomo’s shares ceased to be publicly traded and the Company completed a direct listing of the combined company’s Common Stock (Urgent.ly Inc.) on the Nasdaq (together with Merger, referred to as the “Combined Transaction”).

As part of the Combined Transaction, all pre-existing Common Stock and redeemable convertible preferred stock of the Company was converted under their contractual terms on a one-to-one basis to Common Stock of the surviving entity (Urgent.ly Inc.). Substantially all of the warrants for Common Stock that had previously been issued to various nonemployees of the Company and classified within equity were automatically settled in Common Stock pursuant to their contractual terms (see Note 11). Liability classified warrants that had been issued to Structural Capital and Highbridge Capital in conjunction with debt arrangements were also automatically settled in Common Stock (see Notes 9 and 11).

Additionally, as part of the Combined Transaction, pursuant to their contractual terms, all principal and accrued interest underlying the 2021 Convertible Notes and 2023 Convertible Notes were automatically settled in Common Stock, while principal and accrued interest of $30,400 underlying the 2022 Convertible Notes were automatically settled in Common Stock. Certain of the 2022 Convertible Notes remain outstanding subsequent to the Combined Transaction (see Note 9).

Recapitalization

In July 2022, the Company initiated a recapitalization in which all outstanding series of existing convertible preferred stock were converted into shares of Common Stock (the “Recapitalization”). Each share class of the existing convertible preferred stock was converted into one share of Common Stock. The Company also had certain warrants outstanding for convertible preferred stock which also converted into warrants for Common Stock on a one-to-one basis.

In connection therewith, the Company offered convertible promissory notes to stockholders that held convertible preferred stock at the time of the Recapitalization. Those stockholders that purchased convertible notes in 2022 had a portion of their newly converted Common Stock exchanged for shares of Series C convertible preferred stock using a formula stipulated in the arrangement. As the exchange transaction and the convertible note were entered into at the same time, the Company accounted for both as part of the Recapitalization. The Recapitalization, which included the conversion of the existing preferred stock into Common Stock, and issuance of Series C convertible preferred stock resulted in the de-recognition of the carrying value of the legacy preferred stock to zero, and the difference in value of $32,773 was recorded in Additional paid-in capital. The carrying amount of the convertible notes was fully discounted due to the bifurcation of certain embedded features. The carrying amount of the convertible notes were fully discounted due to incentives provided under the Recapitalization.

Liquidity Risk and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $154,769 as of December 31, 2023 and an operating loss of $46,104 for the year ended December 31, 2023.

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

As further described in Note 3, the Company completed its acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100,000 of cash, cash equivalents, and short-term investments, net of estimated transaction costs. Additionally, approximately $70,400 of Company debt was converted to Common Stock in connection with the Merger, leaving approximately $71,800 in principal debt outstanding at December 31, 2023. Our liquid assets at December 31, 2023 consist of cash and cash equivalents, short-term deposits and marketable securities totaling $69,611 and are expected to fund strategic growth initiatives and daily operations for the combined Company and pay down debt as required. Although this cash is available to the Company, as the Company continues to define the final details related to the Otonomo business integration and assess its capital asset plans related to the current outstanding debt, the Company believes that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of these consolidated financial statements. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.

In the event the Company is unable to successfully raise additional equity or debt or refinance its existing debt during the next twelve months from the date of issuance of the consolidated financial statements, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Urgent.ly Inc. and its wholly-owned subsidiaries Roadside Innovation Inc., Roadside Innovation (Arkansas) Inc., Urgently Canada Technologies ULC, and Otonomo and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which, due to their short-term nature, approximates fair value. All highly-liquid investments with an original or remaining maturity of three months or less at the date of purchase are considered to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held as collateral required under the Company’s credit card program.

Short-term Deposits

Short-term deposits consist of bank deposits with an original maturity of greater than three months at the date of purchase. Short-term bank deposits are presented at their cost, including accrued interest.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds, and U.S. government agency securities. The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of operations and comprehensive income (loss) until realized. Realized gains and losses on sales of marketable securities are included in Other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in Other income (expense), net.

For any available-for-sale debt securities, if the Company does not intend to sell and it is not more likely than not that they will be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, the Company will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to Other income (expense), net on the Company’s consolidated statements of operations and comprehensive income (loss).

Accounts Receivable

Accounts receivable result from service performed for which payment has yet to be received and include amounts invoiced and accrued amounts to be invoiced. Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. The Company records an allowance for expected losses based on historical experience and management’s expectation for future expected losses. The Company may consider an account past due when payment has not been received under the terms of the contract. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable and appropriate under the circumstances. As of December 31, 2023 and 2022, the allowance for expected losses is $27 and $338, respectively. The balance of accounts receivable at January 1, 2022 amounted to $32,753, net of an allowance for expected losses of $662.

Property, Equipment and Software

Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated asset lives, between 15 and 60 months. Leasehold improvements are depreciated over the shorter of their estimated useful lives or term of the respective lease on a straight-line basis.

Maintenance, repairs, and minor replacements are charged to expense as incurred. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in results of operations.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment charges on long-lived assets were recognized during the years ended December 31, 2023 and 2022.

Software Development Costs

The Company incurs software development costs to enhance, improve, expand and/or upgrade certain proprietary software in an agile software environment with releases broken down into several iterations called sprints. Such software development costs and any new product development costs are considered research and development costs and are expensed as incurred.

Intangible Assets

Acquired intangible assets consist primarily of technology acquired through the Otonomo merger and two domain names. Acquired Otonomo technology is amortized on a straight-line basis over the estimated useful lives of the assets ranging from 2 to 4 years. The domain names are deemed to have an indefinite life and are measured for impairment annually. The Company reviews the carrying value of long-lived assets for impairment when events or changes in business circumstances indicate the carrying value may not be recoverable. An impairment loss is recognized when an asset’s carrying value exceeds its fair value as calculated using a discounted future cash flow analysis. During the years ended December 31, 2023 and 2022, no impairment loss was recognized in the accompanying consolidated financial statements.

Deferred Financing Fees

Fees paid in connection with the Company’s debt arrangements are amortized using the effective interest method over the life of the related debt. During the years ended December 31, 2023 and 2022, the Company incurred and capitalized financing fees of $291 and $11, respectively, in connection with the issuance of convertible promissory notes and term loans (see Note 9). Amortization of deferred financing fees related to the convertible promissory notes and term loans totaled $1,194, $1,388 and $755 during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the years ended December 31, 2023 and 2022, the Company amended its term loans (see Note 9).

Income Taxes

In accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”), income taxes are reported utilizing the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

ASC Topic 740 provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. A company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company determined that its income tax positions did meet the more-likely-than-not recognition threshold and, therefore, required no reserve. In the event uncertain positions are employed in the future, additional interest and penalty charges associated with tax positions would be classified as income tax expense.

The Company's primary tax jurisdiction is in the United States. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing.

Accounting for Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities and measures them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive income (loss) and the ineffective portion, if any, will be reported in net income (loss). Such amounts recorded in accumulated other comprehensive income (loss) will be reclassified into net income (loss) when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability, or firm commitment attributable to the hedged risk. See Note 11.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (Topic 606) as well as other clarifications and technical guidance issued by the Financial Accounting Standards Board (“FASB”) related to this revenue standard (“ASC 606”) and ASC Subtopic 340-40, Other Assets and Deferred Costs Contracts with Customers (“ASC 340-40”).

The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition through the following five step model:

•
Identification of the contract, or contracts with a Customer Partner
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, performance obligations are satisfied

The Company recognizes revenue when there is evidence of a contract, probable collection of the consideration to which the Company expects to be entitled to receive, and completion of the performance obligations.

The Company generates substantially all its revenues from roadside assistance services (“RAS”) initiated through its software platform primarily in the United States and Canada. The Company’s platform enables its customers (Partners, Customer Partners) to outsource delivery for all or portions of their roadside assistance programs. The Company manages the RAS process after receiving the initial distress call or web-based request through final disposition.

The Company also offers RAS directly to motorists via pay per use or direct membership offerings. In addition, revenue is earned from platform license fees, whether delivered via cloud or traditional license delivery, professional services, and memberships.

Cost of Revenue

Cost of revenue, exclusive of depreciation and amortization, consists primarily of fees paid to Service Providers. Other costs included in cost of revenue are specifically the technology hosting and platform-related costs, certain personnel costs related to direct call center support to Consumers as part of platform authentication, and amortization of costs to fulfill.

Research and Development

Research and development expenses primarily consist of compensation expenses, including equity-based compensation, for engineering, product development, product management and design employees, expenses associated with ongoing improvements to, and maintenance of, the Company’s platform offerings and other technology. Research and development expense also includes software expenses and technology consulting fees. Research and development expenditures are expensed as incurred.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation expenses, including equity-based compensation, in support of new business capture, Partner management and marketing such as commissions, salaries, and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of the Company’s services, Partner advocacy management and brand-building. Advertising costs are expensed as incurred and totaled $181, $420 and $359 for the years ended December 31, 2023, 2022 and 2021, respectively.

Operations and Support

Operations and support expenses primarily consist of compensation expenses, including equity-based compensation, in support of customer support operations such as salaries, related benefits, contractors used to manage customer support workload and related technology costs to support such operations. Operations and support expenses also include expenses associated with Service Provider network management.

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including equity-based compensation and related benefits for the Company’s executive, finance, human resources, information technology, legal and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, public company readiness expenses and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense, research and development expense, or operations and support expense.

Deferred Revenue

Deferred revenue represents amounts received from Customer Partners or Motorists in advance of fulfillment of the promised performance obligations related to professional services, membership and bundled license arrangements.

Stock-based Compensation

The Company recognizes the compensation cost associated with its equity awards based on the grant-date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period for the award.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, compensation cost is determined on the date of the grant and then amortized over the vesting period. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions: Common Stock value on the grant date, risk-free interest rate, expected term, expected volatility and dividend yield.

Due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and technology industry focus. The Company uses the simplified method as allowed by the SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data of its own to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. The Company places its cash and cash equivalents in an accredited financial institution and the balances are above federally insured limits. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

During the years ended December 31, 2023, 2022 and 2021, 64%, 69% and 62%, respectively, of revenue was earned from three, four and four customers, respectively. At December 31, 2023 and 2022, 56% and 34% of accounts receivable was due from three and two customers, respectively.

Foreign Currency Translation Adjustments and Transaction Gains (Losses)

The reporting currency of the Company and its subsidiaries is the U.S. dollar, and the functional currency of the Company’s Canadian subsidiary is the U.S. dollar. Transactions denominated in foreign currencies other than a subsidiary’s functional currency are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in Other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The functional currency of the Company’s United Kingdom subsidiary is the British Pound. Accordingly, the translation to U.S. dollars is based on the balance sheet date exchange rates for assets and liabilities, historical rates of exchange for equity, and average exchange rates in the period for revenues and expenses. The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

Segment Reporting

The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The Company adopted the new standard effective January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

The Company has evaluated all other issued and unadopted accounting standards updates and believes the adoption of these standards will not have a material impact on its consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

3. Business Combinations

On October 19, 2023, the Company completed the acquisition of Otonomo in accordance with the terms of the Merger Agreement, by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the terms and conditions thereof, Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”).

At the time at which the Merger became effective pursuant to the terms of the Merger Agreement (the “Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, the Company issued an aggregate of 5,435,568 shares of the Company’s Common Stock to former Otonomo shareholders, based on an exchange ratio of 0.51756 shares of Common Stock for each Otonomo ordinary share (excluding shares owned by Otonomo subsidiaries and shares to be canceled pursuant to the Merger Agreement) (the “Exchange Ratio”).

The Merger added valuable assets and connected vehicle technology platforms to benefit the Company with its existing business and future growth.

Management, with the assistance of a third-party valuation firm, estimated the fair value of the assets and liabilities of Otonomo as of the date of the acquisition, which was accounted for as a business combination. The following table summarizes the purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of October 19, 2023 for the Otonomo acquisition. The following purchase price allocation is preliminary and subject to adjustments within the acquisition measurement period, which may be material:

Assets:
Cash and cash equivalents	$44,717
Short-term deposits	10,415
Marketable securities	57,577
Accounts receivable	694
Prepaid expenses and other current assets	883
Right-of-use assets	622
Property and equipment, net	662
Intangible assets	9,940
Other non-current assets	306
Total assets acquired	125,816

Liabilities:
Accounts payable	5,618
Accrued expenses and other payables	8,800
Deferred revenue	225
Lease liabilities	622
Deferred tax liability	2,385
Total liabilities assumed	17,650

Bargain purchase gain	(73,410)
Total purchase consideration	$34,756

Components of purchase price:
Common stock	$31,032
Contingent consideration	3,724
Total purchase consideration	$34,756

The identifiable intangible assets consist of acquired technology with an average estimated useful life of three years. Since the Merger was a stock transaction, none of the assets are written up to fair market value for tax purposes; therefore, amortization of the intangible assets recorded through purchase accounting will not be deductible for tax purposes.

Contingent consideration consists of cash and an estimated amount of Company stock to be issued to certain shareholders of Otonomo.

The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred (purchase price) has been recorded as a bargain purchase gain. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Otonomo assets acquired and liabilities assumed, as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, the Company concluded that the Merger was not orderly as defined in ASC

820 and it was appropriate to recognize a bargain purchase gain since the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. The bargain purchase gain is presented within Other income (expense), net in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

Otonomo contributed revenues of $1,370 and net income of $298 to the Company for the period from October 19, 2023 to December 31, 2023. Unaudited pro forma results of operations for the years ended December 31, 2023 and 2022 are included below as if the acquisition of Otonomo occurred on January 1, 2022. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Otonomo been acquired at the beginning of 2022, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2023	2022
Revenues	$189,993	$194,581
Net loss	(83,709)	(158,070)

In 2023, the Company incurred $21,338 in acquisition-related costs. These expenses are included in General and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023 and are reflected in pro forma net loss for the year ended December 31, 2022 in the table above.

4. Revenue

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

The Company recognizes revenue on a gross basis (as the principal) or net basis (as the agent) depending on the nature of the Company’s role with respect to the Customer Partner to deliver roadside assistance services.

Full-service Outsourcing - Flat Rate

In connection with these service arrangements, the Company negotiates fixed rates with subcontract service providers and charges its Customer Partners fixed rates based on each service provided (per tow, per jump start, etc.) to their motorist. Both the Company and subcontract service providers are involved in the transfer of services to the motorist. The Company considers the nature of each specific promised service and applies judgment to determine whether the Company controls the service before it is transferred to the motorist or whether the Company is acting as an agent for the Customer Partner. To determine whether the Company controls the service before it is transferred to the motorist, the Company assesses indicators including which party is primarily responsible for fulfillment and has discretion in determining pricing for the service, as well as other considerations. The Company has concluded that in connection with the Company’s flat rate service arrangements, the Company’s promise to its Customer Partners to provide the services is not distinct from the services provided by the subcontract service providers. The Company has the ability to direct the use of and obtain substantially all of the benefits and risks of the services provided by the subcontract service providers before those services are transferred to the Customer Partner. On that basis, the Company controls the services prior to the transfer to the Customer Partner. Further, the nature of the Company’s promise to provide the Company’s Customer Partners with roadside assistance services encompasses various tasks that may differ on any given day; however, these represent activities to fulfill the overall RAS process and not separate promises in the contract. In that regard, each increment of the promised service (i.e., each dispatch service, emergency assistance service) is distinct and part of a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, which the Company accounts for as a single performance obligation. As a result, the Company records revenues from flat rate service arrangements on a gross revenue basis and the costs are recorded as part of the cost of service. The Company has applied the right to invoice practical expedient in recognizing these revenues. The Company recognizes these revenues over time, and substantially all of the Company’s revenue is generated through this type of arrangement.

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

Membership

The Company also derives revenues from membership offerings for roadside assistance services, for which the Company’s performance obligation is to provide roadside assistance services primarily to its Customer Partners’ members. The Customer Partner pays the Company an upfront fee per member or covered vehicle. The Company applied the right to invoice practical expedient, reflecting the Company’s right to payment for the fixed fee that corresponds directly to the value provided for the Company’s performance. Accordingly, these fees are recognized over time when the related fee is invoiced. The cost of providing services is charged to cost of revenue as incurred.

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

Some licensing arrangements also include a fixed maintenance management fee, as well as a range of fees that are dependent on the volume of end users that utilize the application. The variable fee is structured in bands for which the price per user, per month decreases as the volume of end users increases. Therefore, there is a portion of the fees that varies depending on the volume of end users as well as embedded discounts. The Company has applied the right to invoice practical expedient in recognizing these revenues and recognizes the maintenance and management fee over time, and the variable fee is recognized monthly.

Professional Services

The Company sells professional services either on a stand-alone basis or as services bundled with software. Professional services include customization and design, integration, training and consulting services. Professional services performed by the Company represent distinct performance obligations, not highly interdependent or highly interrelated with the Company’s platform license and SaaS arrangements. These services are not highly interdependent or highly interrelated with the Company’s platform license and SaaS arrangements such that a customer would be able to use the Company’s platform without the professional service. The standalone selling prices are determined based on contracted terms on a contract by contract basis. Revenue for customization and design services represents the transfer to the customer for the right to access the customized software and therefore is recorded over time. Revenues for integration services, training and consulting services are separate performance obligations recognized over time as these and the SaaS arrangements can be purchased separately from the platform and SaaS arrangements.

Revenue on a disaggregated basis is as follows:

	Year Ended December 31,
	2023	2022	2021
Full-service outsourcing—flat rate	$181,818	$183,715	$145,457
Full-service outsourcing—claim cost pass-through	38	40	59
Membership	1,021	3,495	2,361
Software licensing arrangements	1,539	119	416
Professional services	237	220	215
	$184,653	$187,589	$148,508

Contract Assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. At contract inception, the Company capitalizes such costs that it expects to recover and that would not have been incurred if the contract had not been obtained. Sales commissions earned by the Company’s sales team are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and amortized on a straight-line basis over the initial contract term with an amortization period that exceeds one year. Commission expenses are included in sales and marketing expense on the consolidated statements of operations and comprehensive income (loss). The expected period of benefit is determined using the initial contract term.

In connection with certain contracts, the Company capitalizes costs to fulfill contracts with Customer Partners, primarily costs to customize and integrate its platform in support of the contract requirements. Costs to fulfill are considered incremental and recoverable costs and are deferred as other non-current assets and amortized on a straight-line basis over the expected period of benefit for contracts with an amortization period that exceeds one year and included in cost of revenue on the consolidated statements of operations and comprehensive income (loss). The expected period of benefit is determined using the initial contract term.

	2023	2022
Contract assets as of January 1	$370	$1,048
Additional contract costs to obtain	—	135
Amortization of contract costs to obtain	(91)	(697)
Amortization of contract costs to fulfill	(46)	(116)
Contract assets as of December 31	$233	$370

5. Fair Value Measurements

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of December 31, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,920	$—	$—	$6,920
Corporate bonds (1)	—	9,154	—	9,154
Commercial paper (1)	—	2,488	—	2,488
U.S. government agency securities (1)	—	2,175	—	2,175
Contingent purchase consideration (2)	—	—	(4,617)	(4,617)
	$6,920	$13,817	$(4,617)	$16,120

	Fair Value as of December 31, 2022
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Derivative liability (3)	$—	$—	$(32,765)	$(32,765)
Warrant liability (3)	—	—	(13,957)	(13,957)
	$—	$—	$(46,722)	$(46,722)

(1) The following table summarizes the composition of marketable securities as of December 31, 2023:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Money market funds	$6,920	$—	$6,920
Available-for-sale debt securities:
Corporate bonds	9,170	(16)	9,154
Commercial paper	2,488	—	2,488
U.S. government agency securities	2,177	(2)	2,175
	13,835	(18)	13,817
	$20,755	$(18)	$20,737

The following table summarizes the fair value and amortized cost of the available-for-sale debt securities by contractual maturity as of December 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$13,835	$13,817

(2) Contingent purchase consideration represents a liability recorded at fair value in connection with the Otonomo merger, and thus represents a Level 3 measurement within the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Acquisition of Otonomo, October 19, 2023 (Note 3)	$6,232
Change in fair value	(1,615)
Fair value as of December 31, 2023	$4,617

(3) Level 3 financial liabilities also consist of the derivative liability and the warrant liability for which there is no current market for the securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company’s derivative liability represents embedded share-settled redemption and contingent fee features bifurcated from the underlying convertible notes and term loans and is carried at fair value. The changes in the fair value of the derivative liability are recorded as Change in fair value of derivative liability in the consolidated statements of operations and comprehensive income (loss).

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

The Company estimates the fair value of the warrant liability using the projected future cash flows and discounting the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the warrants. Changes in the fair value of the warrant liability are recorded as Change in the fair value of the warrant liability in the consolidated statements of operations and comprehensive income (loss).

The following table presents a reconciliation of the changes in fair value of the beginning and ending balances for the Company’s derivative liability and warrant liability at fair value using inputs classified as Level 3 in the fair value hierarchy:

	Derivative Liability	Warrant Liability	Total
Fair value as of December 31, 2021	$—	$7,084	$7,084
Issuances	28,688	1,009	29,697
Adjustments due to recapitalization	—	55	55
Change in fair value	4,077	5,809	9,886
Fair value as of December 31, 2022	$32,765	$13,957	$46,722
Issuances	1,320	1,047	2,367
Extinguishments	(1,523)	(4,273)	(5,796)
Change in fair value	(32,562)	(10,731)	(43,293)
Fair value as of December 31, 2023	$—	$—	$—

The carrying values for cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximated fair value for the years ended December 31, 2023 and 2022.

6. Property and Equipment

Property and equipment consist of the following as of the periods presented:

	December 31, 2023	December 31, 2022
Furniture, fixtures and computer equipment	$1,809	$1,364
Software for internal use	887	887
Vehicles	—	6
	2,696	2,257
Less accumulated depreciation	(1,825)	(1,843)
Property and equipment, net	$871	$414

Depreciation expense was $302, $297 and $242 for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	December 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$10,134	$(882)	$9,252	$194	$(194)	$—
Domain name	Indefinite	31	—	31	31	—	31
		$10,165	$(882)	$9,283	$225	$(194)	$31

Amortization expense was $688, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2024	$3,410
2025	3,037
2026	1,560
2027	1,245
2028	—
$9,252

8. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	December 31, 2023	December 31, 2022
Accrued service provider costs	$4,988	$5,461
Accrued compensation	4,888	1,054
Accrued contract labor	548	2,400
Credit card liabilities	—	100
Contingent purchase consideration	4,617	—
Accrued VAT and income taxes	1,754	—
Other accrued liabilities	4,572	4,107
	$21,367	$13,122

9. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	December 31, 2023	December 31, 2022
2021 convertible promissory notes with an interest rate of 10.0% per annum maturing June 30, 2024	$—	$39,957
Structural Capital term loan with an interest rate at the greater of 14.0% or the prime rate plus 7.5% per annum for the first $14,000, 13.5% or the prime rate plus 7.0% for the remaining $13,500; maturing on January 1, 2025 (see Note 20)	27,500	17,500
Highbridge Capital term loan with an interest rate ranging from 12%-13% per annum maturing on January 31, 2025	40,000	40,000
2022 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	4,257	30,000
Total principal debt	71,757	127,457
Less: current portion	(4,257)	—
Less: debt issuance costs and discounts, long-term	(1,424)	(28,014)
Total long-term debt, net	$66,076	$99,443

Structural Term Loan

On October 13, 2021, the Company entered into a Loan and Security Agreement (the “2021 Structural Term Loan”) with Structural Capital with an initial commitment amount of $14,000. Borrowings under the 2021 Structural Term Loan accrued interest at the greater of 10.75% or the prime rate plus 7.5% per annum with a scheduled maturity date on October 1, 2024. Interest was payable in advance on the first day of each month. Upon repayment, the loan required a fee equal to 5% of the drawn amount and a success fee equal to 10% of the drawn amount. The 2021 Structural Term Loan was secured by substantially all assets of the Company.

On December 16, 2021, the Company amended the 2021 Loan and Security Agreement (the “2021 Amended Structural Term Loan”) with Structural Capital. An additional $3,500 was funded at closing, bringing the total term loan with Structural Capital to $17,500, and reducing the remaining commitment amount by $2,500. Borrowings under the 2021 Amended Structural Term Loan accrued interest at the greater of 10.75% or the prime rate plus 7.5% per annum with an amended scheduled maturity date on November 1, 2023. Upon repayment, the loan required a payment of $840, an exit fee equal to an amount sufficient to increase the minimum return to 1.20:1.0 if payable on or before April 1, 2022, 1.25:1.0 if payable between April 2, 2022 and October 1, 2022, or 1.30:1.0 if payable after October 1, 2022, and a success fee equal to 10% of the drawn amount. In addition, the Company paid $175 upon execution of the amendment. These fees were accreted to interest expense over the term of the loan. The 2021 Amended Structural Term Loan was secured by certain assets of the Company pursuant to an intercreditor agreement with Highbridge Capital Management, LLC.

In connection with the 2021 Amended Structural Term Loan, the Company issued 464 warrants to purchase Series C-1 preferred stock with an exercise price of $0.90 per share and expiring on December 16, 2031. The fair value of these warrants of $320 was recorded as a discount against the loan. The discount was amortized to interest expense using the effective interest rate method.

In July 2022, the Company executed the Second Amended and Restated Loan Agreement (the “Second Amendment”) which eliminated any additional tranches available for future borrowing and created a single term loan facility in the amount of $17,500 which had previously been funded. The interest rate and maturity date were not changed as part of the Second Amendment. The Second Amendment added an incremental amendment fee of $1,014 to be paid at maturity and a restructuring fee of $2,029 which was payable upon the occurrence of certain contingent events. The Company concluded that the payment of the restructuring fee was probable; therefore, both fees are accreting to interest expense over the term of the agreement. The warrants that were outstanding as part of the 2021 Amended Structural Term Loan were amended as part of the Recapitalization (see Note 11) and became exercisable for Common Stock. The Second Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

The Second Amendment contained certain covenants such as receipt of at least $5,000 in convertible debt proceeds, maintaining unrestricted cash of at least $5,000 and maintaining a positive contribution margin from December 31, 2022 onward. As of December 31, 2022, the effective interest rate was approximately 31%.

On February 9, 2023, the Company executed the First Amendment to the Second Amended and Restated Loan Agreement (the “First Amendment”) with Structural Capital. Borrowings under the First Amendment accrued interest monthly at the greater of 14.0% or 7.5% plus the prime rate (which can be no less than 3.25%) for the first $14,000 outstanding, and the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%) for the remaining $3,500 outstanding. The scheduled maturity was November 1, 2024 as a result of the merger with Otonomo. Upon repayment, the First Amendment required a final payment fee of $840, a success fee of $2,406, a restructuring fee of $2,232, and an amendment fee of $1,014. The Company is accreting these fees to interest expense over the term of the loan.

Under the First Amendment, the success fee would be increased by $656 upon the occurrence of certain contingent events, including a merger transaction. The Company concluded that this feature was not clearly and closely associated with the risk of the debt host instrument and was therefore bifurcated and separately accounted for as a derivative financial instrument. The fair value of the derivative liability of $492 was recorded separately from the term loan with an offsetting amount recorded as a debt discount. The debt discount was amortized over the remaining term of the term loan using the effective interest method. The First Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023, the Company executed the Second Amendment to the Second Amended and Restated Loan Agreement (the “Structural Second Amendment”) which increased the term loan amount by $10,000 (“Tranche 2”). Tranche 2 borrowings under the Structural Second Amendment accrue interest monthly at the greater of 13.5% or 7.0% plus the prime rate (which can be no less than 3.25%). Upon repayment, the Structural Second Amendment added $400 to the repayment fee. All other terms remain unchanged from the First Amendment. In connection with the amendment, the $492 derivative liability resulting from the First Amendment was written off and a new derivative liability of $773 was established. The Structural Second Amendment was accounted for as a debt extinguishment and, accordingly, a $4,913 gain was recognized. The gain resulted from the write-off of accrued lender fees, deferred financing fees, debt discounts, and a derivative liability, all related to the Structural term loan. As of December 31, 2023, the effective interest rate was approximately 24%.

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

On October 19, 2023, as part of the Combined Transaction (see Note 1), all liability classified warrants issued to Structural Capital automatically converted into shares of Common Stock, and as a result, no such warrants are outstanding as of December 31, 2023. Immediately prior to their settlement, the Company marked these liability-classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $2,516. Amortization of the discount totaled $782, $167 and $14 during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Highbridge Term Loan

On December 16, 2021, the Company entered into a Loan and Security Agreement (the “2021 Highbridge Term Loan”) with a consortium led by Highbridge Capital Management, LLC and included Whitebox Advisors, LLC and Onex Capital Solutions Holdings, LP. The Company received $30,000 upon closing with an additional $10,000 funding on December 20, 2021. As described further below, additional loan commitments were reduced to $0 in July 2022. Borrowings under the 2021 Highbridge Term Loan accrue interest at 10.0% for the first six months, increasing by 1% for each six-month period thereafter, with a maximum rate of 13.0%. Interest is payable quarterly, in arrears, on the last business day of the calendar quarter and on the scheduled maturity date of

December 15, 2023. The 2021 Highbridge Term Loan is secured by substantially all assets of the Company pursuant to an intercreditor agreement with Structural Capital.

In connection with the funding on December 16, 2021 of the 2021 Highbridge Term Loan, the Company issued 16,881 warrants to purchase Common Stock with an exercise price of $0.90 per share expiring on December 16, 2031. In connection with the funding on December 20, 2021, the Company issued an additional 5,695 warrants to purchase Common Stock with an exercise price of $0.90 per share expiring on December 20, 2031. The fair value of these warrants of $6,685, plus an additional $800 discount, was recorded as a discount against the loan. The total discount is amortized to interest expense using the effective interest rate method.

Additional Common Stock warrants up to 0.72% of the fully diluted Common Stock of the Company were to be issued upon funding of the 2021 Highbridge Bridge Funding. If issued, these warrants will be automatically exercised prior to the close of a Qualified Public Trade Trigger (either IPO or SPAC merger). Upon the achievement of the Qualified Public Trade Trigger, the 2021 Highbridge Term Loan can be exchanged for a convertible note that would convert to Common Stock with terms to be determined.

In July 2022, the Company executed the Waiver and First Amendment to Loan and Security Agreement (the “First Highbridge Amendment”) which decreased the amount available under the term loan agreement by $20,000. As a result, there were no further amounts available to be borrowed under the revised arrangement. The interest rate and maturity date were not changed as part of the First Highbridge Amendment. The First Highbridge Amendment removed any covenants present in the original agreement and added a financial covenant in which the Company must maintain unrestricted cash as of the end of each calendar month in an amount above $5,000. The First Highbridge Amendment included an amendment fee in the amount of $2,319 which is accreting to interest expense over the term of the loan. As of December 31, 2022, the effective interest rate was approximately 27%.

The First Highbridge Amendment also added an incremental sale fee of $4,639 payable upon the occurrence of certain contingent events. The Company determined that the sale fee was not probable of occurring. The First Highbridge Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

The warrants to purchase 16,881 shares of Common Stock were amended to become warrants to purchase a variable number of common shares based on a certain percentage of the fully diluted capitalization of the Company at the time of the warrant exercise. The warrants to purchase 5,695 shares of Common Stock were canceled as part of this transaction.

On February 9, 2023, the Company executed the Second Amendment to Loan and Security Agreement (the “Highbridge Second Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Highbridge Second Amendment limits the commitment amount to $40,000. Borrowings under the 2023 Amended Highbridge Term Loan accrue interest at a rate of 12.0% through June 2023, increasing to 13.0% through maturity, and payments are made quarterly in arrears. The scheduled maturity is January 31, 2025 as a result of the merger with Otonomo. Upon repayment, the loan requires a first amendment fee of $2,319, a second amendment fee of $3,000, and a consent fee of $4,639. The Company is accreting these fees to interest expense over the term of the loan. The Highbridge Second Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with a consortium led by Highbridge Capital Management, LLC. The Third Amendment amended the definition of “Permitted Indebtedness” as a result of the Structural Second Amendment and added an amendment fee of $400.

On October 19, 2023, as part of the Combined Transaction (see Note 1), all liability classified warrants issued to Highbridge Capital automatically converted into shares of Common Stock and as a result, no such warrants are outstanding as of December 31, 2023. Immediately prior to their settlement, the Company marked these liability classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $4,690. Amortization of the discount totaled $2,546, $3,593 and $299 during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, the effective interest rate was approximately 21%.

Convertible Promissory Notes

2021 Convertible Notes

From March 2021 through December 2021, the Company issued convertible promissory notes in the amount of $39,957 (“2021 Convertible Notes”). The 2021 Convertible Notes accrued interest at the rate of 10% per annum, and all unpaid interest and principal was due and payable on June 30, 2024.

The 2021 Convertible Notes could be settled as follows:

(i)
Automatic conversion into Common Stock upon a qualified transaction. Upon the consummation of a qualified business combination, an initial public offering with gross proceeds of at least $50.0 million or a direct listing of the Company’s Common Stock, the 2021 Convertible Notes will convert to Common Stock at the lesser of (i) $380,000 divided by the fully diluted capitalization of the Company immediately prior to the transaction (“Cap Price”), and (ii) 0.75 multiplied by the per share price paid in the transaction.
(ii)
Optional conversion into convertible preferred stock in an Equity Financing. If the Company sells shares of preferred stock in an equity financing transaction while the notes are outstanding (“Equity Financing”), then the holders have the option to convert the outstanding principal amount and any unpaid accrued interest into shares of the series of convertible preferred stock issued in the Equity Financing at a price per share equal to the lesser of (i) 0.75 multiplied by the per share price paid by the cash investors in the Equity Financing, or (ii) the Cap Price.
(iii)
Maturity. Upon or after maturity of the 2021 Convertible Notes, the notes can be settled in cash at the outstanding accrued interest and principal amount or converted to Common Stock at a price per share equal to the lesser of (i) 0.75 multiplied by the per share price paid by the cash investors in the Equity Financing, or (ii) the Cap Price.

The Company concluded that certain settlement features of the 2021 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt-type host instrument and were required to be separately accounted for as derivative financial instruments. The Company determined its derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the 2021 Convertible Note to be immaterial at issuance and as such no debt discount was recorded related to the derivative.

On October 19, 2023, all of the principal and accrued interest underlying the 2021 Convertible Notes were automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, in addition, there was a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Combined Transaction, a gain on debt extinguishment of $30,322 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). Immediately prior to the settlement of the 2021 Convertible Notes, the associated derivative liability was remeasured a final time. The Company determined the fair value to be $0 since the features were significantly out of the money and, therefore, had no value. As a result, the derivative liability was written to $0 on October 19, 2023, and a gain on the change in the fair value of derivative liability of $14,016 was recognized in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, no 2021 Convertible Notes remain outstanding.

2022 Convertible Notes

In July 2022 and in connection with the Recapitalization, the Company issued $30,000 in convertible promissory notes (“2022 Convertible Notes”) to several stockholders who previously held convertible preferred stock prior to the Recapitalization. The 2022 Convertible Notes accrue interest at the rate of 15% per annum, and all unpaid interest and principal is due and payable on June 30, 2024. No payments can be made under the 2022 Convertible Notes unless the noteholders provide written demand. The Company may prepay the 2022 Convertible Notes prior to the maturity date only with the consent of the majority 2022 Convertible Note holders.

In connection with the issuance of the 2022 Convertible Notes, the Company issued warrants exercisable for 1,032,636 shares of Common Stock with an exercise price of $0.09 per share to the noteholders. The fair value of the warrants at issuance of the 2022 Convertible Notes was determined to be $9,201, of which $7,041 was recorded as a debt discount based upon a relative fair value allocation. The debt discount is being amortized over the estimated life of the debt using the effective interest method.

The 2022 Convertible Notes may be settled as follows:

(i)
Optional conversion into Series C preferred stock. At any time upon the election of the noteholders, the outstanding principal of the 2022 Convertible Notes and any unpaid accrued interest shall convert into shares of the Company’s Series C convertible preferred stock at a conversion price per share equal to the lesser of $329.5719, or the Cap Price.
(ii)
Optional conversion in an Equity Financing. If the Company sells shares of preferred stock in an equity financing (as such term is defined in the 2022 Convertible Notes agreement), then the holders have the option to convert the outstanding principal amount and any unpaid accrued interest into shares of the series of convertible preferred stock issued in the Equity Financing at a price per share equal to the lesser of (i) 0.70 multiplied by the per share price paid by the cash investors in the Equity Financing, or (ii) the Cap Price.

(iii)
Company Sale. If the Company consummates a sale of the company while the 2022 Convertible Notes are outstanding, it is to repay the holders in cash in an amount equal to 300% of the outstanding principal amount of the notes plus any unpaid accrued interest. A Company Sale includes (i) the sale of all or substantially all of the Company’s assets, (ii) a merger or consolidation of the Company with or into another entity, (iii) a liquidation, dissolution or winding up of the Company, (iv) other change of control type transaction as defined in the 2022 Convertible Notes agreement.
(iv)
Maturity. Upon or after maturity of the 2022 Convertible Notes, the notes can be settled in cash at the outstanding accrued interest and principal amount.

The Company concluded that certain settlement features of the 2022 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt host instrument and have therefore been bifurcated and separately accounted for as derivative financial instruments. The Company determined the measurement of its derivative liabilities to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the 2022 Convertible Note to be $28,688 upon issuance. The fair value of the derivative liability was recorded separately from the convertible notes with an offsetting amount of $22,959 recorded as a debt discount. The separation of the derivative liability caused the debt discount to reduce the net balance on the convertible notes to $0. The excess value of the derivative liability at issuance was recognized as part of the Recapitalization (see Note 1) through equity since the 2022 Convertible Notes were with shareholders of the Company. The debt discount is amortized over the term of the debt using the effective interest method.

On February 9, 2023, the Company executed amendments with twelve holders of the 2022 Convertible Notes. The amendments include an additional settlement feature that provides for automatic conversion of the notes upon consummation of an approved acquisition and related public listing of Common Stock on a nationally recognized exchange at a price per share equal to 65% of the total equity value, as defined in the amendment, divided by the Company capitalization immediately prior to the acquisition. The amendments were accounted for as a modification and, accordingly, no gain or loss was recognized.

On October 19, 2023, $30,400 of the total principal and accrued interest underlying the 2022 Convertible Notes was automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, additionally, there was a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Combined Transaction, a gain on debt extinguishment of $8,771 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, principal and accrued interest of $5,164 remain outstanding on the 2022 Convertible Notes which will continue to be liability classified and accrue interest over time until they are repaid on their maturity date of June 30, 2024. Amortization expense on the debt discount was $12,440 and $7,500 during the years ended December 31, 2023 and 2022, respectively.

2023 Convertible Notes

In April and May 2023, the Company issued approximately $4,700 in convertible promissory notes (“2023 Convertible Notes”). Simple interest accrued on the 2023 Convertible Notes at the rate of 15% per annum, and all principal and unpaid interest was due and payable on June 30, 2024.

The 2023 Convertible Notes could be settled as follows:

(i)
Optional conversion into Series C preferred stock. At any time upon the election of the noteholder, the outstanding principal of the 2023 Convertible Notes and any unpaid accrued interest shall convert into shares of the Company’s Series C convertible preferred stock at a conversion price per share equal to the lesser of $329.5719, or the Cap Price (defined as $380,000 divided by the Company’s capitalization).
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

On October 19, 2023, all of the principal and interest underlying the 2023 Convertible Notes was automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, in addition, there were a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes at an arm’s length. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Merger, a gain on debt extinguishment of $2,940 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). Immediately prior to the settlement of the 2023 Convertible Notes, the associated derivative liability was remeasured a final time. The Company determined the fair value of the associated derivative liability to have zero value given the features were significantly out of the money and therefore had no value. As a result, the derivative liability was written to $0 on October 19, 2023, and a gain on the change in the fair value of derivative liability of $1,075 was recognized in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2023, no 2023 Convertible Notes remain outstanding.

10. Redeemable Convertible Preferred Stock

In July 2022, the Company initiated the Recapitalization (see Note 1), in which all outstanding series of existing convertible preferred stock were converted into shares of Common Stock. Each share class of the existing convertible preferred stock was converted into one share of Common Stock. The Company also had certain warrants outstanding for convertible preferred stock that converted into warrants for Common Stock on a one-to-one basis.

On October 19, 2023, in connection with the Combined Transaction (see Note 1), all of the outstanding redeemable convertible preferred stock was converted on a one-to-one basis into Common Stock.

11. Warrants to Purchase Preferred and Common Stock

Liability Classified Warrants

In conjunction with certain debt financing transactions, the Company issued warrants to purchase shares of preferred stock. These warrants were exercisable upon issuance and are not subject to any vesting or restrictions on timing of exercise. The Company classified the warrants as liabilities on its consolidated balance sheet as the warrants were free-standing financial instruments that may require the Company to transfer assets upon exercise or have anti-dilution features which made their settlement variable. Changes in the fair value at each reporting period were included in the consolidated statements of operations and comprehensive income (loss) under the caption Change in fair value of warrant liabilities. The initial value of the warrants issued with debt were recorded as a discount to the related debt and amortized as interest expense.

As part of the Recapitalization, the warrants exercisable for preferred stock became exercisable for Common Stock. The liability classified warrants consisted of and were exercisable for the following:

December 31, 2022
Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price	Fair Value
May 2018	10 years	Common	Liability	30,915	$0.90	$9,037
May 2019	10 years	Common	Liability	514	0.90	287
December 2021 (Structural Debt)	10 years	Common	Liability	464	0.90	198
December 2021 (Highbridge Debt)	10 years	Common	Liability	71,104	0.90	4,435
				102,997		$13,957

On October 19, 2023, in connection with the Combined Transaction (see Note 1), all of the liability classified warrants were converted into Common Stock in accordance with the terms of the related warrant agreements.

Equity Classified Warrants

In connection with certain debt financing transactions, the Company issued warrants to purchase shares of Common Stock. These warrants are exercisable upon issuance and are not subject to any vesting or restrictions on timing of exercise. The Company classifies the warrants as equity as they are exercisable for a fixed number of shares at a fixed exercise price and do not meet any of the criteria to be considered liability classified. The equity classified warrants outstanding as of December 31, 2023 and 2022 were as follows:

December 31, 2023
Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price
May 2020	10 years	Common	Equity	573	$89.10

December 31, 2022
Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price
September 2018	10 years	Common	Equity	5,759	$0.09
November-December 2019	10 years	Common	Equity	9,796	84.60
May 2020	10 years	Common	Equity	573	89.10
September 2022	10 years	Common	Equity	1,032,636	0.09
September 2022	10 years	Common	Equity	10,207	0.09
				1,058,971

On October 19, 2023, in connection with the Combined Transaction (see Note 1), substantially all of the equity classified warrants were converted into Common Stock in accordance with the terms of the related warrant agreements.

12. Employee Benefit Plans

Urgent.ly Inc. 401(k) Plan

The Company has maintained a qualified 401(k) plan for regular full or part-time U.S. employees since January 1, 2019. All employees who are at least 18 years of age are immediately eligible upon the date of hire. Under the plan, employees may contribute a percentage of their annual salary, subject to statutory limitations, and the Company will make a Safe Harbor match of the employees’ contributions up to 4% of their salary during that pay period. The Company made matching contributions with immediate vesting of $528, $625 and $449 for the years ended December 31, 2023, 2022 and 2021, respectively.

13. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of a Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock were reserved for issuance pursuant to the 2023 Plan and will be subject to an annual increase. As of December 31, 2023, 1,061,298 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

In connection with the Merger, the Company assumed 66,931 outstanding restricted stock units under the Otonomo 2021 Share Incentive Plan.

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) was adopted in September 2013 and most recently amended in February 2023 to increase in the number of shares of Common Stock reserved for issuance under the Plan by 698,675 shares. The 2013 Plan was terminated on October 18, 2023, and no additional awards can be granted under the plan. However, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

On June 16, 2023, the Company’s Board approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 221,311 shares of Common Stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase.

Stock-based Compensation Expense

The Company accounts for all stock-based payment awards made to employees, directors and advisors based on their fair values and recognizes compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Non-cash stock-based compensation expense related to stock options and restricted stock units were recorded in the financial statements as follows:

	Year Ended December 31,
	2023	2022	2021
Research and development	$363	$170	$218
Sales and marketing	194	102	112
Operations and support	103	50	89
General and administrative	1,813	172	279
	$2,473	$494	$698

As of December 31, 2023, there was $4,507 of total unrecognized compensation costs related to non-vested stock options and restricted stock units granted under the 2023 Plan and 2013 Plan that are expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

A summary of the Company's stock option activity during the years ended December 31, 2023, 2022 and 2021 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	53,446	$85.50
Granted	18,508	124.20
Exercised	(192)	93.60
Forfeited or expired	(2,269)	99.90
Outstanding at December 31, 2021	69,493	96.36
Exercised	(192)	85.81
Forfeited or expired	(22,087)	100.36
Outstanding at December 31, 2022	47,214	94.53
Exercised	(5)	50.40
Forfeited or expired	(11,263)	82.39
Outstanding at December 31, 2023	35,946	98.34

A summary of the Company's non-vested stock option activity during the years ended December 31, 2023, 2022 and 2021 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	30,819	$99.00
Granted	18,508	124.20
Vested	(14,271)	99.90
Forfeited or expired	(1,740)	105.30
Outstanding at December 31, 2021	33,316	112.52
Vested	(11,510)	109.63
Forfeited or expired	(10,320)	110.49
Outstanding at December 31, 2022	11,486	117.25
Vested	(5,435)	112.39
Forfeited or expired	(1,127)	113.21
Outstanding at December 31, 2023	4,924	123.50

The total grant date fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $286, $2,166 and $770, respectively. As of December 31, 2023 and 2022, stock options outstanding and exercisable have a weighted average remaining contractual life of 5.3 years.

The Company uses the Black-Scholes model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant.

Prior to the Combined Transaction, the Company utilized significant estimates and assumptions in determining the fair value of its common stock, which is a significant input in the Black-Scholes model used to estimate the fair value of stock options granted. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The common stock valuation is based on the Company’s enterprise value determined utilizing various methods including the option-pricing method (“OPM”) or a hybrid of the probability-weighted expected return method and the OPM. Each valuation methodology includes estimates and assumptions that required the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as a direct listing on a public market or sale.

The weighted-average grant date fair value of options granted and the range of assumptions using the model for stock options granted in 2021 are as follows:

Risk-free interest rate	0.70-1.29%
Dividend yield	0%
Volatility	65%
Expected term of options	5-6.44 years

There were no stock options granted in 2023 or 2022.

Restricted Stock Units

The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Awards	Weighted Average Fair Value
Outstanding at December 31, 2022	—	—
Granted	1,157,207	5.26
Acquired	66,931	5.71
Vested	(261,939)	5.71
Forfeited or expired	(8,554)	5.71
Outstanding at December 31, 2023	953,645	5.16

14. Earnings (Loss) Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options, warrants, and convertible notes are considered to be common stock equivalents, and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$74,729	$(95,982)	$(56,339)

Weighted average shares outstanding, basic	2,770,190	101,102	53,068
Effect of dilutive stock options, RSUs, and warrants	176,257	—	—
Weighted average shares outstanding, diluted	2,946,447	101,102	53,068

Earnings (loss) per share, basic	$26.98	$(949.36)	$(1,061.64)
Earnings (loss) per share, diluted	$25.36	$(949.36)	$(1,061.64)

Anti-dilutive shares excluded	45,400	1,209,182	118,785

15. Income Taxes

The Company’s loss before income taxes was generated from the following sources:

	Year Ended December 31,
	2023	2022	2021
Domestic	$75,799	$(92,479)	$(51,062)
Foreign	(3,210)	(3,503)	(5,277)
Loss before incomes taxes	$72,589	$(95,982)	$(56,339)

The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$153	$—	$—
State	—	—	—
Foreign	—	—	—
Total current income taxes	153	—	—
Deferred income taxes:
Federal	(1,915)	—	—
State	(378)	—	—
Foreign	—	—	—
Total deferred income taxes	(2,293)	—	—
Provision for income taxes	$(2,140)	$—	$—

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	(3.27)%	2.50%	1.26%
Foreign taxes	(0.58)%	0.99%	0.00%
Permanent differences	(36.95)%	(6.52)%	(1.71)%
Changes in tax rates	0.03%	0.06%	(0.19)%
Foreign rate differential	(0.53)%	0.00%	2.53%
Change in valuation allowance	16.81%	(18.43)%	(22.99)%
Other	0.54%	0.40%	0.10%
Effective tax rate	(2.95)%	0.00%	0.00%

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Depreciation and amortization	$(857)	$17
Stock-based compensation	349	43
Unrealized gain (loss)	98	—
Accrued expenses	607	68
Charitable contributions	24	24
Capitalized R&D expenditures	3,450	938
Right of use assets / lease liability	76	90
Interest expense	10,170	3,783
State taxes	2	—
Federal and state net operating loss carryforward	94,121	42,663
Total net deferred tax assets	108,040	47,626
Less valuation allowance	(108,040)	(47,626)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company maintains a full valuation allowance against its U.S. and foreign deferred tax assets (“DTAs”). In accordance with ASC Topic 740, the Company considered all available evidence, both positive and negative, in assessing the need for an amount to which a valuation allowance should be applied to its net DTAs. Based upon this analysis, including the Company’s historical three-year cumulative loss (pre-tax income adjusted for permanent differences), management concluded that it is more-likely-than-not that all federal deferred tax assets attributable to net operating losses are expected to expire unused as well as state net operating losses (“NOL”) that are not expected to be used prior to expiration and other state non-attributable DTAs that are not expected to be realized.

As of December 31, 2023, the Company had U.S. federal and state NOL carryforwards of $391,317 and $113,273, respectively, which will begin to expire in 2033. Utilization of these carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

The Tax Cuts and Jobs Act of 2017 amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The Company capitalized approximately $8,514 and $4,331 of R&D expenses incurred during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company also had a foreign NOL carryforward of $222,241 generated by the foreign subsidiaries which will begin to expire in 2040.

As of December 31, 2023 and 2022, the Company has not recognized any amounts for uncertain tax positions. The Company files U.S. federal and state returns and is no longer subject to examination for years prior to 2019. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

16. Related Party Transactions

The shareholders in the following disclosures ceased to be considered related parties upon the Merger and Direct Listing of the Company on October 19, 2023 since their investment in the Company dropped to less than 10% of the voting interests of the Company at that time. Accordingly, the disclosures for 2023 reflect only those related party transactions with such shareholders through September 30, 2023.

During 2018, the Company entered into a service agreement with a shareholder to provide scheduled long-distance towing or transport services under a recall program for vehicles not in warranty of the shareholder’s roadside assistance program in the United States. In 2019, the Company entered into a separate agreement with the same shareholder to provide emergency roadside assistance for the shareholder’s customers related to its four vehicle brands in the United States. Total revenue recognized for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 amounted to $21,865, $25,275 and $22,368, respectively. As of December 31, 2022, $4,151 of revenue related to these agreements was included in accounts receivable on the accompanying consolidated balance sheets.

During 2018, the Company entered into a service agreement with a shareholder to provide services to its managed fleet maintenance customers. The services include primary towing roadside assistance and non-tow services including jump starts, tire change, lockout services and emergency fuel delivery. Total revenue recognized under the fleet agreement for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 amounted to $9,073, $11,636 and $7,942, respectively. Also in 2019, the Company entered into a separate service agreement with the same shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its car rental brands in the United States. Total revenue recognized for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 under the rental agreement amounted to $22,377, $29,038 and $12,484, respectively. As of December 31, 2022, $5,924 of revenue related to these agreements was included in accounts receivable on the accompanying consolidated balance sheets.

During 2020, the Company entered into a service agreement with a shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its two vehicle brands in the United States and Canada. Total revenue recognized for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 was $6,939, $11,930 and $15,403, respectively. As of December 31, 2022, $2,882 of revenue related to these agreements was included in accounts receivable on the accompanying consolidated balance sheets.

17. Commitments and Contingencies

Litigation

The Company from time to time may be involved in various claims and legal proceedings that arise in the ordinary course of business. There are no unresolved claims and litigation in which the Company is currently involved that are expected to materially affect the financial position or operations of the Company.

18. Leases

The Company leases office space, equipment and furniture, and certain office space is subleased. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

Leases with an initial term of greater than twelve months are recorded on the consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease contracts generally do not provide a readily determinable implicit rate. For these contracts, the estimated incremental borrowing rate is based on information available at the inception of the lease.

Operating lease cost consists of the following:

	Year Ended December 31,
	2023	2022
Lease cost	$1,204	$1,200
Sublease income	(275)	(255)
	$929	$945

The maturity of operating lease liabilities is presented in the following table as of December 31, 2023:

2024	950
2025	810
2026	828
2027	618
2028	59
Thereafter	59
Total lease payments	3,324
Less imputed interest	(569)
Present value of lease liabilities	$2,755

Additional information relating to the Company’s operating leases follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.8	4.2
Weighted average discount rate	10.1%	8.6%

19. Geographical Information

During the years ended December 31, 2023 and 2022, the Company operated in three geographic locations: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC).

Revenues attributed to the geographic location of the customers’ bill-to address were as follows:

	Year Ended December 31,
	2023	2022	2021
Americas	$183,957	$187,589	$148,508
EMEA	665	—	—
APAC	31	—	—
	$184,653	$187,589	$148,508

The Company does not separately allocate specific assets to these geographic locations.

20. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

In January 2024, the Company repaid $17,500 of its term loan, and $6,053 in related fees, with Structural Capital. The Company also amended its Loan and Security Agreement which extends the maturity date on the remaining $10,000 to January 1, 2025.

In January 2024, one of the Company’s Customer Partners, accounting for approximately 25% of its 2023 revenue, notified the Company that it was not going to renew its contract for 2024 when the existing contract expired by its terms on January 31, 2024.