Form 10-Q
period 2024-03-31
Urgent.ly Inc.
filed 2024-05-14
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 13,422,435 shares of common stock, $0.001 par value per share, outstanding.

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
•
our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of the vehicle owners and operators who are the end users of our platform (our “Consumers”), Customer Partners and the mobile repair, towing and maintenance service professionals participating on our platform (our “Service Providers”);
•
our reliance on Amazon Web Services to deliver our platform to Consumers;
•
Customer Partners’ willingness to renew their service contracts with us;
•
Customer Partners’ willingness to expand their use of our platform beyond their current roadside solutions;
•
optimizing and operating our network of Service Providers;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Annual Report”) and in other filings we may make from time to time with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$33,883	$37,699
Restricted cash	359	557
Short-term deposits	—	10,539
Marketable securities	6,505	20,816
Accounts receivable, net of allowance for expected losses of $170 and $27 in 2024 and 2023, respectively	25,719	33,905
Prepaid expenses and other current assets	3,335	4,349
Total current assets	69,801	107,865
Right-of-use assets	2,267	2,437
Property and equipment, net of accumulated depreciation of $1,194 and $938 in 2024 and 2023, respectively	679	871
Capitalized software costs, net of accumulated amortization of $11 and $887 in 2024 and 2023, respectively	1,304	—
Intangible assets, net	8,431	9,283
Other non-current assets	886	738
Total assets	$83,368	$121,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,073	$4,478
Accrued expenses	26,693	22,274
Deferred revenue, current	382	456
Current lease liabilities	677	710
Current portion of long-term debt, net	52,307	3,193
Total current liabilities	84,132	31,111
Long-term lease liabilities	1,890	2,045
Long-term debt, net	—	66,076
Other long-term liabilities	39	12,358
Total liabilities	86,061	111,590
Stockholders’ equity (deficit):
Common stock, par value $0.001; 1,000,000,000 shares authorized, 13,414,185 and 13,311,927 issued and outstanding in 2024 and 2023, respectively	13	13
Additional paid-in capital	165,496	164,920
Accumulated deficit	(167,784)	(154,769)
Accumulated other comprehensive loss	(418)	(560)
Total stockholders’ equity (deficit)	(2,693)	9,604
Total liabilities and stockholders’ equity (deficit)	$83,368	$121,194

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$40,092	$49,578
Cost of revenue (excluding depreciation and amortization)	30,741	40,319
Gross profit	9,351	9,259
Operating expenses:
Research and development	4,243	3,742
Sales and marketing	2,019	1,072
Operations and support	4,321	7,201
General and administrative	6,014	7,480
Depreciation and amortization	1,102	72
Total operating expenses	17,699	19,567
Operating loss	(8,348)	(10,308)
Other income (expense), net:
Interest expense	(4,152)	(10,951)
Interest income	363	—
Change in fair value of derivative liability	—	(111)
Change in fair value of warrant liability	—	3,633
Change in fair value of contingent purchase consideration	821	—
Loss on partial debt extinguishment	(1,405)	—
Other expense	(255)	(11)
Total other expense, net	(4,628)	(7,440)
Loss before income taxes	(12,976)	(17,748)
Provision for income taxes	39	—
Net loss attributable to common stockholders	$(13,015)	$(17,748)
Other comprehensive income:
Foreign currency translation adjustments	132	—
Unrealized gains on marketable securities	10	—
Other comprehensive income	142	—
Comprehensive loss	$(12,873)	$(17,748)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.97)	$(114.66)

Weighted average shares outstanding:
Basic and diluted	13,359,317	154,786

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2023	—	$—	13,311,927	$13	$164,920	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	—	—	102,258	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	—	$—	13,414,185	$13	$165,496	$(167,784)	$(418)	$(2,693)

Balance, December 31, 2022	157,395	$46,334	154,786	$—	$48,327	$(229,498)	$—	$(181,171)
Stock-based compensation expense	—	—	—	—	77	—	—	77
Comprehensive loss	—	—	—	—	—	(17,748)	—	(17,748)
Balance, March 31, 2023	157,395	$46,334	154,786	$—	$48,404	$(247,246)	$—	$(198,842)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,015)	$(17,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102	72
Amortization of right-of-use assets	170	169
Amortization of costs to obtain contracts	22	25
Amortization of costs to fulfill contracts	12	12
Amortization of deferred financing fees	152	342
Stock-based compensation	718	77
Bad debt expense	143	—
Foreign currency gain	(35)	—
Interest receivable on investments	(257)	—
Loss on partial debt extinguishment	1,405	—
Loss on disposal of property, equipment and software	22	—
Change in fair value of derivative, warrant, and contingent consideration liabilities	(821)	(3,522)
Noncash interest expense	1,921	8,722
Changes in operating assets and liabilities:
Accounts receivable	8,041	3,514
Prepaid expenses and other current assets	1,142	869
Other assets	(183)	—
Accounts payable	(404)	4,487
Accrued expenses	2,732	7,204
Deferred revenue	(72)	(287)
Lease liabilities	(188)	(182)
Long-term liabilities	(12,319)	(4,770)
Net cash used in operating activities	(9,712)	(1,016)
Cash flows from investing activities:
Purchases of property, equipment and software	(73)	(61)
Investment in capitalized software	(1,315)	—
Proceeds from short-term deposits and sale of marketable securities	25,117	—
Net cash provided by (used in) investing activities	23,729	(61)
Cash flows from financing activities:
Repayment of term loan	(17,500)	—
Payments of deferred financing fees	(566)	—
Proceeds from issuance of convertible notes payable	—	2,450
Net cash provided by (used in) financing activities	(18,066)	2,450
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,014)	1,373
Cash, cash equivalents and restricted cash, beginning of period	38,256	7,407
Cash, cash equivalents and restricted cash, end of period	$34,242	$8,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,969	$1,885
Cash paid for income taxes	$119	$—
Supplemental noncash investing and financing activities:
Derivative liability resulting from term loan amendment	$—	$492

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization

Urgent.ly Inc. (collectively along with other wholly-owned subsidiaries, “Urgent.ly” or the “Company”), headquartered in Vienna, Virginia, was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services.

On July 28, 2023, the Company amended its Certificate of Incorporation to effect a 1-for-90 reverse stock split of its common stock (“Common Stock”) and Series C preferred stock. The Company has adjusted all periods presented for the effects of the stock split.

Liquidity Risk and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $167,784 as of March 31, 2024 and an operating loss of $8,348 for the three months ended March 31, 2024.

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

The Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100,000 of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although a portion of this cash is available to the Company, as the Company continues to assess its capital asset plans related to the current outstanding debt, the Company believes that its cash, cash equivalents and marketable securities of $40,747 at March 31, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.

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

Restructuring

In the first quarter of 2024, the Company undertook actions to eliminate redundant employees primarily in Israel and the United States in an effort to reduce operating expenses, resulting in a decrease of 25 employees, or 7% of the Company’s total employees as of December 31, 2023. During the second quarter of 2024, the Company continued actions to eliminate redundant employees resulting in a decrease of an additional 38 employees, or approximately 12% of the Company’s total employees as of March 31, 2024. These actions resulted in restructuring charges totaling $699 for the three months ended March 31, 2024.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its audited consolidated financial statements for the year ended December 31, 2023 included in its Annual Report.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Urgent.ly Inc. and its wholly-owned subsidiaries Roadside Innovation Inc., Roadside Innovation (Arkansas) Inc., and Urgently Canada Technologies ULC for all periods, and Otonomo Technologies Ltd. and its wholly-owned subsidiaries for periods subsequent to the Merger on October 19, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of March 31, 2024 and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2024 and 2023.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements for the year ended December 31, 2023 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2023, 2022 and 2021 included in the Annual Report.

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

During the three months ended March 31, 2024 and 2023, 54% and 59% of revenue was earned from three customers. At March 31, 2024 and December 31, 2023, 63% and 56% of accounts receivable was due from four and three customers, respectively.

Capitalized Software

The Company incurred costs to develop, modify, or implement software for internal use as it delivers on significant contracts for which its product offering has expanded. The Company’s objective is to enhance the functionality of the platform to accommodate multiple client applications and interfaces across different customer systems with varying degrees of complexity. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalized costs are amortized over the estimated useful asset life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the three months ended March 31, 2024, the Company amended its term loans (see Note 8).

Segment Reporting

The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for the purpose of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

3. Business Combinations

On October 19, 2023, the Company completed the acquisition of Otonomo Technologies Ltd. (“Otonomo”) in accordance with the terms of the Merger Agreement, by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the terms and conditions thereof, Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly owned subsidiary of the Company to continue to be governed by Israeli law (the “Merger”).

Otonomo provides an automotive data service platform enabling car manufacturers, drivers, insurance carriers and service providers to be part of a connected ecosystem as well as mobility intelligence which transforms vast amounts of anonymized data and activity signals into actionable, impactful, and valuable insights.

Otonomo contributed revenues of $1,638 and a net loss of $1,829 to the Company for the period from January 1, 2024 through March 31, 2024. Unaudited pro forma results of operations for the three months ended March 31, 2024 and 2023 are included below as if the acquisition of Otonomo occurred on January 1, 2023. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Otonomo been acquired at the beginning of 2023, nor does it purport to represent results of operations for any future periods.

	Three Months Ended March 31,
	2024	2023
Revenues	$40,092	$51,417
Net loss	(13,015)	(57,863)

Approximately $34,207 of acquisition-related costs are reflected in pro forma net loss for the three months ended March 31, 2023 in the table above.

4. Revenue

The Company generates substantially all its revenues from roadside assistance services (“RAS”) initiated through its software platform primarily in the United States and Canada. The Company’s platform enables its customers (“Customer Partners”) to outsource delivery for all or portions of their roadside assistance programs. The Company manages the RAS process after receiving the initial distress call or web-based request through final disposition. The Company also offers RAS directly to motorists via pay-per-use or direct membership offerings. In addition, revenue is earned from platform license fees, whether delivered via cloud or traditional license delivery, professional services, and memberships.

The Company’s policies for recognizing revenues have not changed from those described in the Annual Report. In summary:

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

The Company has applied the right to invoice practical expedient to all its RAS, membership, and software licensing arrangements and, therefore, recognizes revenue over time for the amount it invoices its Customer Partner.

The Company recognizes revenues derived from professional services on a straight-line basis over the term of the agreements. Efforts to deliver on the performance obligations are expensed evenly throughout the performance period.

For further details regarding revenue recognition, see Note 4 “Revenue” to the audited consolidated financial statements in the Annual Report.

Cost of revenue, exclusive of depreciation and amortization, consists primarily of fees paid to Service Providers. Other costs included in cost of revenue are specifically the technology hosting and platform-related costs, certain personnel costs related to direct call center support to Consumers as part of platform authentication, and amortization of costs to fulfill.

Revenue on a disaggregated basis is as follows:

	Three Months Ended March 31,
	2024	2023
Full-service outsourcing—flat rate	$38,150	$48,688
Full-service outsourcing—claim cost pass-through	3	3
Membership	145	772
Software licensing arrangements	1,335	101
Professional services	459	14
	$40,092	$49,578

Contract Assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. Sales commissions relating to revenues recognized over a period longer than one year are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and are amortized on a straight-line basis over the initial contract term. Commission expenses are included in sales and marketing expense in the consolidated statements of operations and comprehensive income (loss).

Capitalized contract costs associated with the costs to fulfill certain contracts are deferred as other non-current assets and are amortized, on a straight-line basis, over the expected period of benefit for contracts with an amortization period that exceeds one year. Amortization cost is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The expected period of benefit is determined using the initial contract term.

	2024	2023
Contract assets as of January 1	$233	$370
Additional contract costs to fulfill	272	—
Amortization of contract costs to obtain	(22)	(25)
Amortization of contract costs to fulfill	(12)	(12)
Contract assets as of March 31	$471	$333

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of March 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds (1)	$24,768	$—	$—	$24,768
Corporate bonds (1)	—	5,277	—	5,277
U.S. government agency securities (1)	—	1,192	—	1,192
Contingent purchase consideration (2)	—	—	(3,796)	(3,796)
	$24,768	$6,469	$(3,796)	$27,441

	Fair Value as of December 31, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,920	$—	$—	$6,920
Corporate bonds (1)	—	9,154	—	9,154
Commercial paper (1)	—	2,488	—	2,488
U.S. government agency securities (1)	—	2,175	—	2,175
Contingent purchase consideration (2)	—	—	(4,617)	(4,617)
	$6,920	$13,817	$(4,617)	$16,120

(1) The following table summarizes the composition of marketable securities as of March 31, 2024:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Money market funds	$24,768	$—	$24,768
Available-for-sale debt securities:
Corporate bonds	5,284	(7)	5,277
U.S. government agency securities	1,192	—	1,192
	6,476	(7)	6,469
	$31,244	$(7)	$31,237

The following table summarizes the fair value and amortized cost of the available-for-sale debt securities by contractual maturity as of March 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$6,476	$6,469

(2) Contingent purchase consideration represents a liability recorded at fair value in connection with the Merger, and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent purchase consideration was estimated based on the fair value of the Company’s shares issuable on a contingent basis.

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Fair value at January 1, 2024	$4,617
Change in fair value	(821)
Fair value as of March 31, 2024	$3,796

The carrying values for cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximated fair value as of March 31, 2024 and December 31, 2023.

6. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	March 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$10,134	$(1,734)	$8,400	$10,134	$(882)	$9,252
Domain name	Indefinite	31	—	31	31	—	31
		$10,165	$(1,734)	$8,431	$10,165	$(882)	$9,283

Amortization expense was $852 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2024	$2,558
2025	3,037
2026	1,560
2027	1,245
2028	—
$8,400

7. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	March 31, 2024	December 31, 2023
Accrued service provider costs	$3,349	$4,988
Accrued compensation	3,432	4,888
Accrued interest	1,066	907
Accrued contract labor	737	548
Contingent purchase consideration	3,796	4,617
Accrued lender fees	8,482	—
Accrued VAT and income taxes	1,650	1,754
Other accrued liabilities	4,181	4,572
	$26,693	$22,274

8. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	March 31, 2024	December 31, 2023
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7%, maturing on January 1, 2025	$10,000	$27,500
Highbridge Capital term loan with an interest rate of 13% maturing on January 31, 2025	40,000	40,000
2022 convertible promissory notes with an interest rate of 15% per annum maturing on June 30, 2024	4,257	4,257
Total principal debt	54,257	71,757
Less: current portion	(54,257)	(4,257)
Less: debt issuance costs and discounts, long-term	—	(1,424)
Total long-term debt, net	$—	$66,076

Structural Capital Term Loan

On January 19, 2024, the Company executed the Third Amended and Restated Loan Agreement (as amended, the “Structural Loan Agreement”) with a consortium led by lending affiliates of Structural Capital (“Structural”). The maturity date under the Structural Loan Agreement is January 1, 2025. In connection with the third amendment and restatement of the Structural Loan Agreement (the “Third Amendment”), the Company agreed to join the Otonomo entities as guarantors and make other conforming changes to the agreement. In addition, the Company repaid $17,500 of the term loan and paid $6,053 in related fees.

The Third Amendment was accounted for as a partial debt extinguishment and, accordingly, a loss of $1,405 was recognized in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company incurred and capitalized $225 of costs related to the Structural Loan Agreement that will be amortized and charged to interest expense over the remaining term of the loan.

Highbridge Capital Term Loan

On January 19, 2024, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with a consortium led by lending affiliates of Highbridge Capital Management, LLC (“Highbridge”). In connection with the Fourth Amendment, the Company agreed to join the Otonomo entities as guarantors and make other necessary conforming changes to the agreement. The Fourth Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized. The Company incurred and capitalized $341 of costs related to the Fourth Amendment that will be amortized and charged to interest expense over the remaining term of the loan.

9. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2024, the 2023 Plan was increased by 553,278 shares. As of March 31, 2024, 1,691,121 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

On June 16, 2023, the Board approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 221,311 shares of Common Stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase. On January 1, 2024, the ESPP was increased by 110,655 shares.

There were no stock-based awards granted during the three months ended March 31, 2024 or 2023.

Stock-based Compensation Expense

The Company accounts for all stock-based payment awards made to employees, directors and advisors based on their fair values and recognizes compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB Accounting Standards Codification (“ASC”) Topic No. 718, Compensation-Stock Compensation.

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$3	$—
Research and development	118	23
Sales and marketing	86	6
Operations and support	39	10
General and administrative	472	38
	$718	$77

10. Income Taxes

The Company accounts for income taxes as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, ASC 740 permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2023, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of March 31, 2024.

11. Commitments and Contingencies

Litigation

The Company from time to time may be involved in various claims and legal proceedings that arise in the ordinary course of business. It is the opinion of management that there are no unresolved claims and litigation in which the Company is currently involved that will materially affect the financial position or operations of the Company.

12. Leases

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

Operating lease cost consists of the following:

	Three Months Ended March 31,
	2024	2023
Lease cost	$300	$296
Sublease income	(69)	(69)
	$231	$227

The remaining maturities of operating lease liabilities is presented in the following table as of March 31, 2024:

2024	$700
2025	809
2026	827
2027	617
2028	59
Thereafter	59
Total lease payments	3,071
Less imputed interest	(504)
Present value of lease liabilities	$2,567

Additional information relating to the Company’s operating leases follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	3.6	3.8
Weighted average discount rate	10.2%	10.1%

13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following event was noted:

During the second quarter of 2024, the Company continued actions to eliminate redundant employees resulting in a decrease of 38 employees, or approximately 12% of the Company’s total employees as of March 31, 2024.

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 57 Customer Partners and more than 71,000 participating Service Provider vehicle drivers in our network as of March 31, 2024, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

We generate substantially all of our revenue from our Customer Partners, who contract with us to fulfill roadside assistance service requests for Consumers. We connect Consumers with nearby Service Providers who provide the requested roadside assistance. We enter into multi-year contracts with our Customer Partners, which are typically three years, and we generate revenue on a per-incident basis, including negotiated rates customized for each Customer Partner. We also generate revenue from Customer Partner membership programs, which are typically offered to Consumers through an out-of-warranty vehicle maintenance program or bundled with other subscription membership offerings, on a fixed fee basis. We recognize subscription revenue from our Customer Partner membership programs ratably over the term of service, which is typically one year. We also offer our platform as a SaaS solution to enable certain of our Customer Partners’ roadside assistance services. We anticipate that the integration of Otonomo’s Mobility Platform will further enhance the customer service experience for Consumers on our platform by improving data capabilities, features, and data ingest capacity. We recognize revenue from our SaaS offering ratably over the life of the contract, which is typically one to three years. We make payments to our Service Providers on a per-job basis, typically within three weeks from job completion.

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

While we had embarked on an aggressive growth plan in early 2022, as a result of the adverse macro-economic environment we pivoted to a more judicious staffing model. In addition, due to staffing challenges in the United States caused by the pandemic and government stimulus payments coupled with remote work, and to maintain reliable and high-quality service, during 2022 and 2023, we migrated portions of our customer support representatives to more cost-effective alternatives (this migration together with our judicious staffing model, the “Realignment”). As we maintain our priorities, we expect our operating expenses to decrease in the short term relative to historical periods but increase over the longer term as we continue our targeted investments in growth. Although operating expenses may increase, based on the Realignment actions, we expect leverage with our operating expenses, resulting in a lower operating expense as a percentage of revenue metric.

In the first quarter of 2024, we capitalized $1.6 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest an additional $2.5 million to $4.5 million during the remainder of 2024.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three months ended March 31, 2024 and 2023, our consumer satisfaction score (“CSAT”) was 4.6.

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

For the three months ended March 31, 2024 and 2023, we completed approximately 231,000 dispatches and 319,000 dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating expenses	$17,699	$19,567
Less: Depreciation and amortization expense	(1,102)	(72)
Less: Stock-based compensation expense	(718)	(77)
Less: Non-recurring transaction costs	(726)	(4,723)
Less: Restructuring costs	(699)	(25)
Non-GAAP operating expenses	$14,454	$14,670

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating loss	$(8,348)	$(10,308)
Add: Depreciation and amortization expense	1,102	72
Add: Stock-based compensation expense	718	77
Add: Non-recurring transaction costs	726	4,723
Add: Restructuring costs	699	25
Non-GAAP operating loss	$(5,103)	$(5,411)

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” and Note 4 “Revenue” to our audited consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 contained in the Annual Report.

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

General and Administrative

General and administrative expenses primarily consist of compensation expenses, including equity-based compensation and related benefits for our executive, finance, human resources, information technology, legal and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, public company expenses and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense, research and development expense, or operations and support expense.

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
•
Foreign currency exchange gains (losses), net, which relate primarily to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our international subsidiaries’ functional currency of the U.S. dollar.

Provision for Income Taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total revenue	$40,092	$49,578
Cost of revenue	30,741	40,319
Gross profit	9,351	9,259
Operating expenses:
Research and development	4,243	3,742
Sales and marketing	2,019	1,072
Operations and support	4,321	7,201
General and administrative	6,014	7,480
Depreciation and amortization	1,102	72
Total operating expenses	17,699	19,567
Operating loss	(8,348)	(10,308)
Other expense, net	(4,628)	(7,440)
Loss before income taxes	(12,976)	(17,748)
Provision for income taxes	39	—
Net loss	$(13,015)	$(17,748)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Total revenue	100%	100%
Cost of revenue	77%	81%
Gross margin	23%	19%
Operating expenses:
Research and development	11%	8%
Sales and marketing	5%	2%
Operations and support	11%	15%
General and administrative	15%	15%
Depreciation and amortization	3%	0%
Total operating expenses	44%	39%
Operating loss	(21)%	(21)%
Other expense, net	(12)%	(15)%
Loss before income taxes	(32)%	(36)%
Provision for income taxes	0%	0%
Net loss	(32)%	(36)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Revenue decreased by $9.5 million, or 19%, to $40.1 million in the three months ended March 31, 2024 from $49.6 million in the three months ended March 31, 2023. The decrease was primarily driven by the reduction in dispatch volume from the loss of one insurance Customer Partner and one auto manufacturer Customer Partner which resulted in a decrease in revenue of $13.7 million. This was offset by an increase in dispatch volume and rates charged to existing Customer Partners and two new Customer Partners (which accounted for an increase of $2.6 million in revenue) and $1.6 million in revenue from the Otonomo business.

Cost of Revenue

Cost of revenue decreased by $9.6 million, or 24%, to $30.7 million in the three months ended March 31, 2024 from $40.3 million in the three months ended March 31, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $10.6 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the loss of one insurance

Customer Partner and one OEM Customer Partner, partially offset by increases in dispatch volume from two new Customer Partner launches and from existing fleet management Customer Partners. In addition, as the business has moved away from partnerships that required first call support, first call and platform costs decreased by $1.0 million. These reductions were partially offset by $0.8 million in cost of revenue attributed to the Otonomo business and an increase in average Service Provider fees compared to the prior period resulting in a $1.2 million increase in cost of revenue during the period.

Gross Profit

Our gross profit for the three months ended March 31, 2024 was $9.4 million, compared to $9.3 million for the three months ended March 31, 2023. The slight increase was primarily driven by rate increases applied to Customer Partners and the decrease in first call costs, resulting in gross profit growth of 1% compared to a revenue decline of 19%.

Operating Expenses

Research and Development

Research and development expense increased by $0.5 million, or 13%, to $4.2 million in the three months ended March 31, 2024 from $3.7 million in the three months ended March 31, 2023. The increase was primarily driven by the addition of Otonomo research and development expense of $2.0 million and an investment in additional resources of $0.3 million, offset by $1.6 million in capitalized software and Customer Partner implementation costs and a $0.2 million reduction in information technology platform expenses. Research and development employees were 142 (of which 52 were related to Otonomo) and 80 as of March 31, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense increased by 3% to 11% in the three months ended March 31, 2024 from 8% in the three months ended March 31, 2023. The increase was primarily driven by the addition of the Otonomo research and development expenses.

Sales and Marketing

Sales and marketing expense increased by $0.9 million, or 88%, to $2.0 million in the three months ended March 31, 2024 from $1.1 million in the three months ended March 31, 2023. The increase was primarily driven by the addition of Otonomo sales and marketing expense of $1.1 million, offset by a decrease in employee and employee-related expenses of $0.2 million. Sales and marketing employees were 45 (of which 23 were related to Otonomo) and 23 as of March 31, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 3% to 5% in the three months ended March 31, 2024 from 2% in the three months ended March 31, 2023. The increase was primarily driven by the addition of the Otonomo sales and marketing expenses.

Operations and Support

Operations and support expense decreased by $2.9 million, or 40%, to $4.3 million in the three months ended March 31, 2024 from $7.2 million in the three months ended March 31, 2023. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $2.3 million, a reduction of employee-related costs of $0.3 million, and overall lower net operating costs of $0.3 million. Consistent with the Realignment, operations and support employees were 82 and 114 as of March 31, 2024 and 2023, respectively, and full-time customer support representative employees were 331 and 535 as of March 31, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 4% to 11% in the three months ended March 31, 2024 from 15% in the three months ended March 31, 2023. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense decreased by $1.5 million, or 20%, to $6.0 million in the three months ended March 31, 2024 from $7.5 million in the three months ended March 31, 2023. The decrease was primarily related to the reduction in transaction-related expenses of $4.4 million in connection with the Merger, offset by the addition of Otonomo general and administrative expense of $1.3 million, an increase in employee-related expenses of $0.5 million, an increase in other professional services of $0.4 million, higher business insurance costs of $0.2 million, $0.2 million in expenses related to being a public company, business tax expense of

$0.1 million, $0.1 million in bad debt expense, and $0.1 million in information technology platform expense. General and administrative employees were 61 (of which 14 were related to Otonomo) and 58 as of March 31, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense remained flat at 15% for the three months ended March 31, 2024 compared to the same period in 2023.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 to $1.1 million in the three months ended March 31, 2024 from less than $0.1 million in the three months ended March 31, 2023. The increase was due primarily to the amortization of intangible assets acquired in connection with the Merger in October 2023.

Other Expense, net

Other expense, net decreased by $2.8 million, or 38%, to $4.6 million in the three months ended March 31, 2024 from $7.4 million in the three months ended March 31, 2023 due primarily to a $6.8 million decrease in interest expense as a result of a $17.5 million payment on the Structural Loan Agreement, offset by a $2.7 million net decrease in income resulting from changes in the fair values of derivative, warrant, and contingent consideration liabilities and a $1.4 million loss on a partial debt extinguishment in the first quarter of 2024.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, management concluded that there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 “Organization” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2023 as to the substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our interim condensed consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of March 31, 2024, we had $34.2 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of March 31, 2024, our principal debt balance totaled $54.3 million with maturity dates through January 2025.

On January 19, 2024, we executed the Structural Loan Agreement, extending the maturity date to January 1, 2025. In connection with the Structural Loan Agreement, we repaid $17.5 million of the term loan and paid $6.1 million in related fees.

We completed our acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100.0 million of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined company, and to pay down debt as required. Although a portion of this cash is available to us, as we continue to assess our capital asset plans related to the current outstanding debt, we believe that our cash, cash equivalents and marketable securities of $40.7 million at March 31, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about our ability to continue as a going concern exists.

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

In 2024, we plan to extend the terms on our existing debt agreements or seek to refinance our existing debt. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. For additional detail, see Note 8 “Debt Arrangements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In an effort to reduce operating expenses, we undertook actions to eliminate redundant employees primarily in Israel and the United States during the first quarter of 2024, resulting in a decrease of 25 employees, or 7% of our total employees as of December 31, 2023. During the second quarter of 2024, we continued actions to eliminate redundant employees resulting in a decrease of an additional 38 employees, or approximately 12% of our total employees as of March 31, 2024. We anticipate additional similar actions to continue through the second quarter of 2024 as we better align our operating expenses with revenue.

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,712)	$(1,016)
Investing activities	23,729	(61)
Financing activities	(18,066)	2,450

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $9.7 million primarily due to a net loss of $13.0 million, excluding the impact of non-cash expenses totaling $4.6 million, a decrease in accounts payable of $0.4 million, a decrease in long-term liabilities of $12.3 million, a decrease in deferred revenue of $0.1 million, and a decrease in lease liabilities of $0.2 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $8.0 million, an increase in accrued expenses of $2.7 million, and a decrease in prepaid expenses and other assets of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $1.0 million, primarily due to increases in accounts payable of $4.5 million and accrued expenses of $7.2 million, and decreases in accounts receivable of $3.5 million and prepaid expenses and other current assets of $0.9 million. Uses of cash from operating activities resulted primarily from a net loss of $17.7 million, excluding the impact of non-cash expenses totaling $5.9 million, and decreases in deferred revenue of $0.3 million, lease liabilities of $0.2 million, and other long-term liabilities of $4.8 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $23.7 million due to $25.1 million in proceeds from short-term deposits and the sale of marketable securities, offset by $1.3 million in investments in capitalized software and $0.1 million in purchases of equipment and software.

Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million due to purchases of equipment and software.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $18.1 million due to $17.5 million in payments on the Structural term loan and $0.6 million in payments of deferred financing fees related to the Structural and Highbridge loan agreement amendments executed in January 2024.

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.5 million due to advances on the convertible promissory notes issued by the Company in April and May 2023.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt, and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 8 “Debt Arrangements” and for further information on our leases, see Note 12 “Leases” of the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

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

Management believes that there are no material changes to the critical accounting estimates set forth in the critical accounting estimates section “Urgently’s Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in the Annual Report. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Interest Rate Risk

As of March 31, 2024, the principal balance of our debt totaled $54.3 million. Interest on our borrowings under one of the term loans, representing 18% of our outstanding debt, accrues at a variable rate based on the prime rate and is therefore subject to interest rate risk. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiary is also the U.S. dollar. Transactions denominated in foreign currencies other than the U.S. dollar are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in other income or expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2023, 2022 and 2021, management identified one material weakness in our internal control over financial reporting that has not been remediated as of March 31, 2024. The material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Urgent.ly Inc., as currently in effect (incorporated by reference from Annex B to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

3.2

Bylaws of Urgent.ly Inc., as amended, as currently in effect (incorporated by reference from Annex C to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

10.1

Third Amended and Restated Loan and Security Agreement, dated as of January 19, 2024, among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.16 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 29, 2024).

10.2

Fourth Amendment to Loan and Security Agreement, dated as of January 19, 2024, among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.17 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 29, 2024).

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

URGENT.LY INC.

Date: May 14, 2024	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)