Form 10-Q
period 2024-06-30
Urgent.ly Inc.
filed 2024-08-13
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2024, the registrant had 13,426,251 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,483	$37,699
Restricted cash	315	557
Short-term deposits	—	10,539
Marketable securities	4,511	20,816
Accounts receivable, net of allowance for expected losses of $835 and $27 in 2024 and 2023, respectively	25,026	33,905
Prepaid expenses and other current assets	2,895	4,349
Total current assets	57,230	107,865
Right-of-use assets	2,118	2,437
Property and equipment, net of accumulated depreciation of $913 and $938 in 2024 and 2023, respectively	455	871
Capitalized software costs, net of accumulated amortization of $170 and $887 in 2024 and 2023, respectively	2,495	—
Intangible assets, net	7,578	9,283
Other non-current assets	968	738
Total assets	$70,844	$121,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,459	$4,478
Accrued expenses	25,179	22,274
Deferred revenue, current	446	456
Current lease liabilities	664	710
Current portion of long-term debt, net	53,272	3,193
Total current liabilities	83,020	31,111
Long-term lease liabilities	1,733	2,045
Long-term debt, net	—	66,076
Other long-term liabilities	39	12,358
Total liabilities	84,792	111,590
Stockholders’ equity (deficit):
Common stock, par value $0.001; 1,000,000,000 shares authorized, 13,422,996 and 13,311,927 issued and outstanding in 2024 and 2023, respectively	13	13
Additional paid-in capital	165,934	164,920
Accumulated deficit	(179,451)	(154,769)
Accumulated other comprehensive loss	(444)	(560)
Total stockholders’ equity (deficit)	(13,948)	9,604
Total liabilities and stockholders’ equity (deficit)	$70,844	$121,194

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$34,537	$43,977	$74,629	$93,555
Cost of revenue (excluding depreciation and amortization)	27,207	34,717	57,948	75,036
Gross profit	7,330	9,260	16,681	18,519
Operating expenses:
Research and development	3,797	3,668	8,040	7,410
Sales and marketing	1,616	875	3,635	1,947
Operations and support	3,572	6,046	7,893	13,247
General and administrative	5,581	4,757	11,595	12,237
Depreciation and amortization	1,104	62	2,206	134
Total operating expenses	15,670	15,408	33,369	34,975
Operating loss	(8,340)	(6,148)	(16,688)	(16,456)
Other income (expense), net:
Interest expense	(3,681)	(13,219)	(7,833)	(24,170)
Interest income	336	—	699	—
Change in fair value of derivative liability	—	7,138	—	7,027
Change in fair value of warrant liability	—	1,927	—	5,560
Change in fair value of contingent purchase consideration	102	—	923	—
Warrant expense	—	(1,047)	—	(1,047)
Gain (loss) on debt extinguishment	—	4,913	(1,405)	4,913
Other income (expense)	26	16	(229)	5
Total other expense, net	(3,217)	(272)	(7,845)	(7,712)
Loss before income taxes	(11,557)	(6,420)	(24,533)	(24,168)
Provision for income taxes	110	—	149	—
Net loss attributable to common stockholders	(11,667)	(6,420)	(24,682)	(24,168)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	—	98	—
Unrealized gains on marketable securities	8	—	18	—
Other comprehensive income (loss)	(26)	—	116	—
Comprehensive loss	$(11,693)	$(6,420)	$(24,566)	$(24,168)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(41.48)	$(1.84)	$(156.14)

Weighted average shares outstanding:
Basic and diluted	13,421,520	154,786	13,390,418	154,786

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2023	—	$—	13,311,927	$13	$164,920	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	—	—	102,258	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	—	—	13,414,185	13	165,496	(167,784)	(418)	(2,693)
Vesting of stock-based awards	—	—	8,811	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	438	—	—	438
Comprehensive loss	—	—	—	—	—	(11,667)	(26)	(11,693)
Balance, June 30, 2024	—	$—	13,422,996	$13	$165,934	$(179,451)	$(444)	$(13,948)

Balance, December 31, 2022	157,395	$46,334	154,786	$—	$48,327	$(229,498)	$—	$(181,171)
Stock-based compensation expense	—	—	—	—	77	—	—	77
Comprehensive loss	—	—	—	—	—	(17,748)	—	(17,748)
Balance, March 31, 2023	157,395	46,334	154,786	—	48,404	(247,246)	—	(198,842)
Stock-based compensation expense	—	—	—	—	76	—	—	76
Comprehensive loss	—	—	—	—	—	(6,420)	—	(6,420)
Balance, June 30, 2023	157,395	$46,334	154,786	$—	$48,480	$(253,666)	$—	$(205,186)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,682)	$(24,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,206	134
Amortization of right-of-use assets	319	337
Amortization of costs to obtain contracts	43	46
Amortization of costs to fulfill contracts	40	23
Amortization of deferred financing fees	325	700
Stock-based compensation	1,156	153
Bad debt expense	735	200
Foreign currency gain	(50)	—
Interest receivable on investments	(596)	—
Loss (gain) on debt extinguishment	1,405	(4,913)
Loss on disposal of property, equipment and software	195	—
Change in fair value of derivative, warrant, and contingent consideration liabilities	(923)	(12,587)
Warrant expense	—	1,047
Noncash interest expense	3,700	19,477
Changes in operating assets and liabilities:
Accounts receivable	8,142	4,901
Prepaid expenses and other current assets	1,547	1,029
Other assets	(314)	1
Accounts payable	(1,015)	1,832
Accrued expenses	332	8,700
Deferred revenue	(8)	(282)
Lease liabilities	(358)	(364)
Long-term liabilities	(12,319)	(5,020)
Net cash used in operating activities	(20,120)	(8,754)
Cash flows from investing activities:
Purchases of property, equipment and software	(116)	(61)
Investment in capitalized software	(2,665)	—
Proceeds from short-term deposits and sale of marketable securities	27,459	—
Net cash provided by (used in) investing activities	24,678	(61)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Repayment of term loan	(17,500)	—
Payments of deferred financing fees	(566)	(291)
Proceeds from issuance of convertible notes payable	—	4,696
Net cash provided by (used in) financing activities	(18,066)	14,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,458)	5,590
Cash, cash equivalents and restricted cash, beginning of period	38,256	7,407
Cash, cash equivalents and restricted cash, end of period	$24,798	$12,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,697	$3,998
Cash paid for income taxes	$258	$—
Supplemental noncash investing and financing activities:
Derivative liability resulting from term loan amendment	$—	$773
Derivative liability resulting from issuance of convertible notes	$—	$55

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

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $179,451 as of June 30, 2024 and an operating loss of $16,688 for the six months ended June 30, 2024.

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

The Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100,000 of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although a portion of this cash is available to the Company, as the Company continues to assess its capital asset plans related to the current outstanding debt, the Company believes that its cash, cash equivalents and marketable securities of $29,309 at June 30, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.

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

Restructuring

In the first quarter of 2024, the Company undertook actions to eliminate redundant employees primarily in Israel and the United States in an effort to reduce operating expenses, resulting in a decrease of 25 employees, or 7% of the Company’s total employees as of December 31, 2023. During the second quarter of 2024, the Company continued actions to eliminate redundant employees resulting in a decrease of an additional 48 employees, or approximately 15% of the Company’s total employees as of March 31, 2024. These actions resulted in restructuring charges totaling $425 and $1,124 for the three and six months ended June 30, 2024, respectively.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2024 and the condensed consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of June 30, 2024 and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023.

The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements for the year ended December 31, 2023 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2023, 2022 and 2021 included in the Annual Report.

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

During the three months ended June 30, 2024 and 2023, 48% and 67% of revenue was earned from two and three customers, respectively. During the six months ended June 30, 2024 and 2023, 45% and 63% of revenue was earned from two and three customers, respectively. At June 30, 2024 and December 31, 2023, 50% and 56% of accounts receivable was due from three customers.

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

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the six months ended June 30, 2024, the Company amended its term loans (see Note 8).

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

Otonomo contributed revenues of $3,305 and a net loss of $2,394 to the Company for the period from January 1, 2024 through June 30, 2024. Unaudited pro forma results of operations for the three and six months ended June 30, 2024 and 2023 are included below as if the acquisition of Otonomo occurred on January 1, 2023. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Otonomo been acquired at the beginning of 2023, nor does it purport to represent results of operations for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$34,537	$45,603	$74,629	$97,020
Net loss	(11,667)	(13,713)	(24,682)	(71,576)

Approximately $34,207 of non-recurring acquisition-related costs are reflected in pro forma net loss for the six months ended June 30, 2023 in the table above.

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

Revenue on a disaggregated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Full-service outsourcing—flat rate	$32,712	$43,815	$70,861	$92,503
Full-service outsourcing—claim cost pass-through	2	1	6	4
Membership	104	76	249	849
Software licensing arrangements	1,580	28	3,202	129
Professional services	139	57	311	70
	$34,537	$43,977	$74,629	$93,555

Contract Assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. Sales commissions relating to revenues recognized over a period longer than one year are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and are amortized on a straight-line basis over the initial contract term. Commission expenses are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.

Capitalized contract costs associated with the costs to fulfill certain contracts are deferred as other non-current assets and are amortized, on a straight-line basis, over the expected period of benefit for contracts with an amortization period that exceeds one year. Amortization cost is included in cost of revenue in the consolidated statements of operations and comprehensive loss. The expected period of benefit is determined using the initial contract term.

	2024	2023
Contract assets as of January 1	$233	$370
Additional contract costs to fulfill	571	—
Amortization of contract costs to obtain	(43)	(46)
Amortization of contract costs to fulfill	(40)	(23)
Contract assets as of June 30	$721	$301

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of June 30, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$16,490	$—	$—	$16,490
Corporate bonds (1)	—	4,470	—	4,470
Contingent purchase consideration (2)	—	—	(3,694)	(3,694)
	$16,490	$4,470	$(3,694)	$17,266

	Fair Value as of December 31, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$6,920	$—	$—	$6,920
Corporate bonds	—	9,154	—	9,154
Commercial paper	—	2,488	—	2,488
U.S. government agency securities	—	2,175	—	2,175
Contingent purchase consideration	—	—	(4,617)	(4,617)
	$6,920	$13,817	$(4,617)	$16,120

(1) The following table summarizes the composition of marketable securities as of June 30, 2024:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Available-for-sale debt securities: Corporate bonds	$4,469	$1	$4,470

The following table summarizes the fair value and amortized cost of the available-for-sale debt securities by contractual maturity as of June 30, 2024:

	Amortized Cost	Fair Value
Due within one year	$4,469	$4,470

(2) Contingent purchase consideration represents a liability recorded at fair value in connection with the Merger, and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent purchase consideration was estimated based on the fair value of the Company’s shares issuable on a contingent basis.

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Fair value at January 1, 2024	$4,617
Change in fair value	(923)
Fair value as of June 30, 2024	$3,694

The carrying values for cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximated fair value as of June 30, 2024 and December 31, 2023.

6. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	June 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$10,074	$(2,527)	$7,547	$10,134	$(882)	$9,252
Domain name	Indefinite	31	—	31	31	—	31
		$10,105	$(2,527)	$7,578	$10,165	$(882)	$9,283

Amortization expense was $852 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $1,705 and $0 for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2024	$1,705
2025	3,037
2026	1,560
2027	1,245
2028	—
$7,547

7. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Accrued service provider costs	$4,060	$4,988
Accrued compensation	1,151	4,888
Accrued interest	1,225	907
Accrued contract labor	744	548
Contingent purchase consideration	3,694	4,617
Accrued lender fees	9,310	—
Accrued VAT and income taxes	1,575	1,754
Other accrued liabilities	3,420	4,572
	$25,179	$22,274

Accrued lender fees as of December 31, 2023 were included in long-term liabilities in the consolidated balance sheet.

8. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7%, maturing on January 1, 2025	$10,000	$27,500
Highbridge Capital term loan with an interest rate of 13% maturing on January 31, 2025	40,000	40,000
2022 convertible promissory notes with an interest rate of 15% per annum maturing on June 30, 2024	4,257	4,257
Total principal debt	54,257	71,757
Less: current portion (1)	(54,257)	(4,257)
Less: debt issuance costs and discounts, long-term	—	(1,424)
Total long-term debt, net	$—	$66,076

(1) Excludes debt issuance costs and discounts of $985 and $1,064 as of June 30, 2024 and December 31, 2023, respectively.

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

The Third Amendment was accounted for as a partial debt extinguishment and, accordingly, a loss of $1,405 was recognized in the accompanying condensed consolidated statement of operations and comprehensive loss. The Company incurred and capitalized $225 of costs related to the Structural Loan Agreement that will be amortized and charged to interest expense over the remaining term of the loan.

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

2022 Convertible Promissory Notes

The 2022 convertible promissory notes were not repaid on the maturity date of June 30, 2024 since, pursuant to their terms, they are subordinated to the Structural and Highbridge term loans and may not be repaid while the senior debt remains outstanding. Under the terms of the 2022 convertible promissory notes interest will continue to accrue at the rate of 15% per annum.

9. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2024, the 2023 Plan was increased by 553,278 shares. As of June 30, 2024, 1,232,955 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

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

During the six months ended June 30, 2024, the Company granted 463,920 restricted stock units. There were no stock-based awards granted during the six months ended June 30, 2023.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$62	$23	$183	$46
Sales and marketing	52	6	138	12
Operations and support	15	9	54	19
General and administrative	309	38	781	76
	$438	$76	$1,156	$153

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2023, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of June 30, 2024.

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

Operating lease cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost	$280	$292	$580	$588
Sublease income	(68)	(68)	(137)	(137)
	$212	$224	$443	$451

The remaining maturities of operating lease liabilities is presented in the following table as of June 30, 2024:

2024	$467
2025	809
2026	827
2027	617
2028	59
Thereafter	59
Total lease payments	2,838
Less imputed interest	(441)
Present value of lease liabilities	$2,397

Additional information relating to the Company’s operating leases follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	3.4	3.8
Weighted average discount rate	10.2%	10.1%

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 57 Customer Partners and more than 74,000 participating Service Provider vehicle drivers in our network as of June 30, 2024, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

We have been successful in retaining our Customer Partners once they have initially adopted our platform, other than with respect to one Customer Partner that accounted for approximately 25% of our revenue in 2023, which did not renew its agreement with us when the existing contract expired by its terms on January 31, 2024. During the first six months of 2024, we were successful in renewing and expanding three existing Customer Partners and acquiring one new Customer Partner.

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

In the first half of 2024, we capitalized $2.9 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest an additional $2.0 million to $3.0 million during the remainder of 2024.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For each of the three months ended June 30, 2024 and 2023, our consumer satisfaction score (“CSAT”) was 4.5. For the six months ended June 30, 2024 and 2023, our CSAT was 4.6 and 4.5, respectively.

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

For the three months ended June 30, 2024 and 2023, we completed approximately 205,000 dispatches and 271,000 dispatches, respectively. For the six months ended June 30, 2024 and 2023, we completed approximately 436,000 dispatches and 590,000 dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating expenses	$15,670	$15,408	$33,369	$34,975
Less: Depreciation and amortization expense	(1,104)	(62)	(2,206)	(134)
Less: Stock-based compensation expense	(438)	(76)	(1,156)	(153)
Less: Non-recurring transaction costs	(207)	(1,756)	(933)	(6,479)
Less: Restructuring costs	(425)	(111)	(1,124)	(136)
Non-GAAP operating expenses	$13,496	$13,403	$27,950	$28,073

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating loss	$(8,340)	$(6,148)	$(16,688)	$(16,456)
Add: Depreciation and amortization expense	1,104	62	2,206	134
Add: Stock-based compensation expense	438	76	1,156	153
Add: Non-recurring transaction costs	207	1,756	933	6,479
Add: Restructuring costs	425	111	1,124	136
Non-GAAP operating loss	$(6,166)	$(4,143)	$(11,269)	$(9,554)

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

Research and Development

Research and development expenses primarily consist of compensation expenses, including equity-based compensation, for engineering, product development, product management and design employees, expenses associated with ongoing improvements to, and maintenance of, our platform offerings and other technology that have not been capitalized. Research and development expense also includes software expenses and technology consulting fees.

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

Provision for Income Taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$34,537	$43,977	$74,629	$93,555
Cost of revenue	27,207	34,717	57,948	75,036
Gross profit	7,330	9,260	16,681	18,519
Operating expenses:
Research and development	3,797	3,668	8,040	7,410
Sales and marketing	1,616	875	3,635	1,947
Operations and support	3,572	6,046	7,893	13,247
General and administrative	5,581	4,757	11,595	12,237
Depreciation and amortization	1,104	62	2,206	134
Total operating expenses	15,670	15,408	33,369	34,975
Operating loss	(8,340)	(6,148)	(16,688)	(16,456)
Other expense, net	(3,217)	(272)	(7,845)	(7,712)
Loss before income taxes	(11,557)	(6,420)	(24,533)	(24,168)
Provision for income taxes	110	—	149	—
Net loss	$(11,667)	$(6,420)	$(24,682)	$(24,168)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	100%	100%	100%	100%
Cost of revenue	79%	79%	78%	80%
Gross margin	21%	21%	22%	20%
Operating expenses:
Research and development	11%	8%	11%	8%
Sales and marketing	5%	2%	5%	2%
Operations and support	10%	14%	11%	14%
General and administrative	16%	11%	16%	13%
Depreciation and amortization	3%	0%	3%	0%
Total operating expenses	45%	35%	45%	37%
Operating loss	(24)%	(14)%	(22)%	(18)%
Other expense, net	(9)%	(1)%	(11)%	(8)%
Loss before income taxes	(33)%	(15)%	(33)%	(26)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(34)%	(15)%	(33)%	(26)%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

Revenue decreased by $9.4 million, or 21%, to $34.5 million in the three months ended June 30, 2024 from $44.0 million in the three months ended June 30, 2023. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $13.6 million. This was offset by an increase in revenue from three new Customer Partners (which accounted for an increase of $2.5 million in revenue) and $1.7 million in revenue from the Otonomo business.

Cost of Revenue

Cost of revenue decreased by $7.5 million, or 22%, to $27.2 million in the three months ended June 30, 2024 from $34.7 million in the three months ended June 30, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $8.1 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner, partially offset by increases in dispatch volume from three new Customer Partners. In addition, our optimization efforts with respect to our first call support and platform costs contributed to a cost reduction of $0.1 million, offset by a $0.6 million increase in cost of revenue attributable to the Otonomo business and a $0.1 million increase in cost of revenue due to a slight increase in average Service Provider fees compared to the prior period.

Gross Profit

Our gross profit for the three months ended June 30, 2024 was $7.3 million, compared to $9.3 million for the three months ended June 30, 2023. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense increased by $0.1 million, or 4%, to $3.8 million in the three months ended June 30, 2024 from $3.7 million in the three months ended June 30, 2023. The increase was primarily driven by the addition of Otonomo research and development expense of $1.4 million and an investment in additional resources of $0.5 million, offset by $1.6 million in capitalized software and Customer Partner implementation costs and a $0.2 million reduction in information technology platform expenses. Research and development employees were 132 (of which 42 were related to Otonomo) and 77 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense increased by 3% to 11% in the three months ended June 30, 2024 from 8% in the three months ended June 30, 2023. The increase was primarily driven by the addition of the Otonomo research and development expenses.

Sales and Marketing

Sales and marketing expense increased by $0.7 million, or 85%, to $1.6 million in the three months ended June 30, 2024 from $0.9 million in the three months ended June 30, 2023. The increase was primarily driven by the addition of Otonomo sales and marketing expense of $0.7 million. Sales and marketing employees were 38 (of which 17 were related to Otonomo) and 21 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 3% to 5% in the three months ended June 30, 2024 from 2% in the three months ended June 30, 2023. The increase was primarily driven by the addition of the Otonomo sales and marketing expenses.

Operations and Support

Operations and support expense decreased by $2.5 million, or 41%, to $3.6 million in the three months ended June 30, 2024 from $6.0 million in the three months ended June 30, 2023. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $1.9 million, a reduction of employee-related costs of $0.5 million, and overall lower net operating costs of $0.1 million. Consistent with the Realignment, operations and support employees were 55 and 90 as of June 30, 2024 and 2023, respectively, and full-time customer support representative employees were 220 and 457 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 4% to 10% in the three months ended June 30, 2024 from 14% in the three months ended June 30, 2023. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense increased by $0.8 million, or 17%, to $5.6 million in the three months ended June 30, 2024 from $4.8 million in the three months ended June 30, 2023. The increase was primarily related to the addition of Otonomo general and administrative expense of $1.0 million, an increase in employee-related expenses of $0.5 million, $0.4 million in bad debt expense, higher business insurance costs of $0.2 million, $0.2 million in expenses related to being a public company, business tax expense of $0.1 million, and $0.1 million in information technology platform expense, offset by the reduction in transaction-related expenses of $1.7 million in connection with the Merger. During the three months ended June 30, 2024, we increased our allowance for uncollectible accounts by approximately $0.6 million due to a Customer Partner that recently filed for bankruptcy. The total allowance for uncollectible accounts related to this Customer Partner is $0.7 million. General and administrative employees were 57 (of which 10 were related to Otonomo) and 54 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense increased by 5% to 16% in the three months ended June 30, 2024 from 11% in the three months ended June 30, 2023. The increase is primarily driven by the addition of Otonomo general and administrative expenses and public company expenses incurred post-Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 to $1.1 million in the three months ended June 30, 2024 from less than $0.1 million in the three months ended June 30, 2023. The increase was due primarily to the amortization of intangible assets acquired in connection with the Merger.

Other Expense, net

Other expense, net increased by $2.9 million, or 1,083%, to $3.2 million in the three months ended June 30, 2024 from $0.3 million in the three months ended June 30, 2023 due primarily to a $9.5 million decrease in interest expense as a result of a $17.5 million payment on the Structural Loan Agreement and a $0.3 million increase in interest income, offset by a $7.9 million net decrease in income resulting from changes in the fair values of derivative, warrant, and contingent consideration liabilities and a $4.9 million gain on a debt extinguishment in the second quarter of 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

Revenue decreased by $18.9 million, or 20%, to $74.6 million in the six months ended June 30, 2024 from $93.6 million in the six months ended June 30, 2023. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $25.5 million. This was offset by an increase in dispatch volume from three new Customer Partners (which accounted for an increase of $3.3 million in revenue) and $3.3 million in revenue from the Otonomo business.

Cost of Revenue

Cost of revenue decreased by $17.1 million, or 23%, to $57.9 million in the six months ended June 30, 2024 from $75.0 million in the six months ended June 30, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $18.8 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner, partially offset by increases in dispatch volume from three new Customer Partners. In addition, our optimization efforts with respect to our first call support and platform costs contributed to a cost reduction of $1.1 million, offset by $1.5 million in cost of revenue attributed to the Otonomo business and a $1.3 million increase in cost of revenue due to an increase in average Service Provider fees compared to the prior period.

Gross Profit

Our gross profit for the six months ended June 30, 2024 was $16.7 million, compared to $18.5 million for the six months ended June 30, 2023. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense increased by $0.6 million, or 9%, to $8.0 million in the six months ended June 30, 2024 from $7.4 million in the six months ended June 30, 2023. The increase was primarily driven by the addition of Otonomo research and development expense of $3.4 million and an investment in additional resources of $0.8 million, offset by $3.2 million in capitalized software and Customer Partner implementation costs and a $0.3 million reduction in information technology platform expenses. Research and development employees were 132 (of which 42 were related to Otonomo) and 77 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense increased by 3% to 11% in the six months ended June 30, 2024 from 8% in the six months ended June 30, 2023. The increase was primarily driven by the addition of the Otonomo research and development expenses.

Sales and Marketing

Sales and marketing expense increased by $1.7 million, or 87%, to $3.6 million in the six months ended June 30, 2024 from $1.9 million in the six months ended June 30, 2023. The increase was primarily driven by the addition of Otonomo sales and marketing expense of $1.8 million, offset by a decrease in employee and employee-related expenses of $0.1 million. Sales and marketing employees were 38 (of which 17 were related to Otonomo) and 21 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 3% to 5% in the six months ended June 30, 2024 from 2% in the six months ended June 30, 2023. The increase was primarily driven by the addition of the Otonomo sales and marketing expenses.

Operations and Support

Operations and support expense decreased by $5.4 million, or 40%, to $7.9 million in the six months ended June 30, 2024 from $13.2 million in the six months ended June 30, 2023. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $4.0 million, a reduction of employee-related costs of $0.7 million, and overall lower net operating costs of $0.7 million. Consistent with the Realignment, operations and support employees were 55 and 90 as of June 30, 2024 and 2023, respectively, and full-time customer support representative employees were 220 and 457 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 3% to 11% in the six months ended June 30, 2024 from 14% in the six months ended June 30, 2023. The decrease was primarily driven by customer support center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense decreased by $0.6 million, or 5%, to $11.6 million in the six months ended June 30, 2024 from $12.2 million in the six months ended June 30, 2023. The decrease was primarily related to the reduction in transaction-related expenses of $6.1 million in connection with the Merger, offset by the addition of Otonomo general and administrative expense of $2.2 million, an increase in employee-related expenses of $1.0 million, higher business insurance costs of $0.5 million, $0.5 million in bad debt expense, an increase in other professional services of $0.4 million, an increase in expenses related to being a public company of $0.3 million, $0.3 million in information technology platform expense, and business tax and fees expense of $0.3 million. During the six months ended June 30, 2024, we increased our allowance for uncollectible accounts by approximately $0.7 million due to a Customer Partner that recently filed for bankruptcy. The total allowance for uncollectible accounts related to this Customer Partner is $0.7 million. General and administrative employees were 57 (of which 10 were related to Otonomo) and 54 as of June 30, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense increased by 3% to 16% in the six months ended June 30, 2024 from 13% in the six months ended June 30, 2023. The increase is primarily driven by the addition of Otonomo general and administrative expenses and public company expenses incurred post-Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.1 to $2.2 million in the six months ended June 30, 2024 from $0.1 million in the six months ended June 30, 2023. The increase was due primarily to the amortization of intangible assets acquired in connection with the Merger.

Other Expense, net

Other expense, net increased by $0.1 million, or 2%, to $7.8 million in the six months ended June 30, 2024 from $7.7 million in the six months ended June 30, 2023 due primarily to a $16.3 million decrease in interest expense as a result of a $17.5 million payment on the Structural Loan Agreement and a $0.7 million increase in interest income, offset by a $10.6 million net decrease in income resulting from changes in the fair values of derivative, warrant, and contingent consideration liabilities and a $6.3 million loss when comparing the debt extinguishment loss in the first quarter of 2024 to the debt extinguishment gain in the second quarter of 2023.

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

As of June 30, 2024, we had $24.8 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of June 30, 2024, our principal debt balance totaled $54.3 million with maturity dates through January 2025.

On January 19, 2024, we executed the Structural Loan Agreement, extending the maturity date to January 1, 2025. In connection with the Structural Loan Agreement, we repaid $17.5 million of the term loan and paid $6.1 million in related fees.

We completed our acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100.0 million of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined company, and to pay down debt as required. Although a portion of this cash is available to us, as we continue to assess our capital asset plans related to the current outstanding debt, we believe that our cash, cash equivalents and marketable securities of $29.3 million at June 30, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about our ability to continue as a going concern exists.

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

In an effort to reduce operating expenses, we undertook actions to eliminate redundant employees primarily in Israel and the United States during the first quarter of 2024, resulting in a decrease of 25 employees, or 7% of our total employees as of December 31, 2023. During the second quarter of 2024, we continued actions to eliminate redundant employees resulting in a decrease of an additional 48 employees, or approximately 15% of our total employees as of March 31, 2024. We expect to continue to focus on aligning operating expenses with revenue, and we similarly anticipate additional actions to continue through the third quarter of 2024.

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,120)	$(8,754)
Investing activities	24,678	(61)
Financing activities	(18,066)	14,405

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $20.1 million primarily due to a net loss of $24.7 million, excluding the impact of non-cash expenses totaling $8.6 million, a decrease in accounts payable of $1.0 million, a decrease in long-term liabilities of $12.3 million, a decrease in deferred revenue of $8,000, an increase in other assets of $0.3 million, and a decrease in lease liabilities of $0.4 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $8.1 million, an increase in accrued expenses of $0.3 million, and a decrease in prepaid expenses and other assets of $1.5 million. We anticipate that we will continue to use our existing capital to fund operating activities until we refinance our existing debt facilities or enter into a new debt facility in the second half of 2024.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $24.7 million due to $27.5 million in proceeds from short-term deposits and the sale of marketable securities, offset by $2.7 million in investments in capitalized software and $0.1 million in purchases of equipment and software.

Net cash used in investing activities for the six months ended June 30, 2023 was less than $0.1 million due to purchases of equipment and software.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $18.1 million due to $17.5 million in payments on the Structural term loan and $0.6 million in payments of deferred financing fees related to the Structural Third Amendment and Highbridge Fourth Amendment. We anticipate that we will refinance our existing debt facilities or enter into a new debt facility in the second half of 2024, which we believe will include new sources of capital and an extension of the debt maturity terms.

Net cash provided by financing activities for the six months ended June 30, 2023 was $14.4 million due to $4.7 million in proceeds from the convertible promissory notes issued by the Company in April and May 2023, and $10.0 million in proceeds from the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2023, 2022 and 2021, management identified one material weakness in our internal control over financial reporting that has not been remediated as of June 30, 2024. The material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

URGENT.LY INC.

Date: August 13, 2024	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)