Form 10-Q
period 2024-09-30
Urgent.ly Inc.
filed 2024-11-13
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 13,499,676 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$17,118	$37,699
Restricted cash	250	557
Short-term deposits	—	10,539
Marketable securities	—	20,816
Accounts receivable, net of allowance for expected losses of $762 and $27 in 2024 and 2023, respectively	26,461	33,905
Prepaid expenses and other current assets	2,499	4,349
Total current assets	46,328	107,865
Right-of-use assets	963	2,437
Property, equipment and software, net of accumulated depreciation of $1,084 and $938 in 2024 and 2023, respectively	1,674	871
Capitalized software costs, net of accumulated amortization of $432 and $887 in 2024 and 2023, respectively	3,679	—
Intangible assets, net	4,786	9,283
Other non-current assets	2,426	738
Total assets	$59,856	$121,194

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,469	$4,478
Accrued expenses	24,942	22,274
Deferred revenue, current	171	456
Current lease liabilities	552	710
Current portion of long-term debt, net	53,706	3,193
Total current liabilities	82,840	31,111
Long-term lease liabilities	524	2,045
Long-term debt, net	—	66,076
Other long-term liabilities	—	12,358
Total liabilities	83,364	111,590
Stockholders’ equity (deficit):
Common stock, par value $0.001; 1,000,000,000 shares authorized, 13,430,546 and 13,311,927 issued and outstanding in 2024 and 2023, respectively	13	13
Additional paid-in capital	166,543	164,920
Accumulated deficit	(190,064)	(154,769)
Accumulated other comprehensive loss	—	(560)
Total stockholders’ equity (deficit)	(23,508)	9,604
Total liabilities and stockholders’ equity (deficit)	$59,856	$121,194

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$36,246	$46,047	$110,875	$139,602
Cost of revenue (excluding depreciation and amortization)	28,481	36,869	86,429	111,905
Gross profit	7,765	9,178	24,446	27,697
Operating expenses:
Research and development	3,069	3,667	11,109	11,077
Sales and marketing	1,518	899	5,153	2,846
Operations and support	2,997	5,418	10,890	18,665
General and administrative	4,942	4,978	16,537	17,215
Depreciation and amortization	1,130	64	3,336	198
Total operating expenses	13,656	15,026	47,025	50,001
Operating loss	(5,891)	(5,848)	(22,579)	(22,304)
Other income (expense), net:
Interest expense	(3,210)	(15,438)	(11,043)	(39,608)
Interest income	237	—	936	—
Change in fair value of derivative liability	—	(5,504)	—	1,523
Change in fair value of warrant liability	—	(2,035)	—	3,525
Change in fair value of contingent purchase consideration	661	—	1,584	—
Warrant expense	—	—	—	(1,047)
Gain (loss) on debt extinguishment	—	—	(1,405)	4,913
Loss on divestiture	(3,290)	—	(3,290)	—
Other income (expense)	880	(27)	651	(22)
Total other expense, net	(4,722)	(23,004)	(12,567)	(30,716)
Loss before income taxes	(10,613)	(28,852)	(35,146)	(53,020)
Provision for income taxes	—	—	149	—
Net loss attributable to common stockholders	(10,613)	(28,852)	(35,295)	(53,020)
Other comprehensive income (loss):
Foreign currency translation adjustments	532	—	630	—
Unrealized gains on marketable securities	(88)	—	(70)	—
Other comprehensive income	444	—	560	—
Comprehensive loss	$(10,169)	$(28,852)	$(34,735)	$(53,020)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(186.40)	$(2.63)	$(342.54)

Weighted average shares outstanding:
Basic and diluted	13,425,851	154,787	13,402,315	154,786

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2023	—	$—	13,311,927	$13	$164,920	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	—	—	102,258	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	—	—	13,414,185	13	165,496	(167,784)	(418)	(2,693)
Vesting of stock-based awards	—	—	8,811	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	438	—	—	438
Comprehensive loss	—	—	—	—	—	(11,667)	(26)	(11,693)
Balance, June 30, 2024	—	—	13,422,996	13	165,934	(179,451)	(444)	(13,948)
Vesting of stock-based awards	—	—	7,550	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	609	—	—	609
Comprehensive income (loss)	—	—	—	—	—	(10,613)	444	(10,169)
Balance, September 30, 2024	—	$—	13,430,546	$13	$166,543	$(190,064)	$—	$(23,508)

Balance, December 31, 2022	157,395	$46,334	154,786	$—	$48,327	$(229,498)	$—	$(181,171)
Stock-based compensation expense	—	—	—	—	77	—	—	77
Comprehensive loss	—	—	—	—	—	(17,748)	—	(17,748)
Balance, March 31, 2023	157,395	46,334	154,786	—	48,404	(247,246)	—	(198,842)
Stock-based compensation expense	—	—	—	—	76	—	—	76
Comprehensive loss	—	—	—	—	—	(6,420)	—	(6,420)
Balance, June 30, 2023	157,395	46,334	154,786	—	48,480	(253,666)	—	(205,186)
Issuance of common stock	—	—	5	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	69	—	—	69
Comprehensive loss	—	—	—	—	—	(28,852)	—	(28,852)
Balance, September 30, 2023	157,395	$46,334	154,791	$—	$48,549	$(282,518)	$—	$(233,969)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,295)	$(53,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,336	198
Amortization of right-of-use assets	456	508
Amortization of costs to obtain contracts	65	69
Amortization of costs to fulfill contracts	98	35
Amortization of deferred financing fees	500	1,080
Stock-based compensation	1,765	222
Bad debt expense	735	167
Foreign currency gain	(50)	—
Interest receivable on investments	(838)	—
Loss (gain) on debt extinguishment	1,405	(4,913)
Loss on divestiture	3,290	—
Loss on disposal of property, equipment and software	191	—
Change in fair value of derivative, warrant, and contingent consideration liabilities	(1,584)	(5,048)
Warrant expense	—	1,047
Noncash interest expense	4,120	32,106
Changes in operating assets and liabilities:
Accounts receivable	5,641	8,080
Prepaid expenses and other current assets	369	329
Other assets	(606)	(22)
Accounts payable	(835)	5,156
Accrued expenses	1,481	(1,263)
Deferred revenue	(72)	(195)
Lease liabilities	(661)	(550)
Long-term liabilities	(12,358)	4,017
Net cash used in operating activities	(28,847)	(11,997)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,552)	(92)
Investment in capitalized software	(4,111)	—
Proceeds from short-term deposits and sale of marketable securities	32,193	—
Divested cash	(580)	—
Net cash provided by (used in) investing activities	25,950	(92)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Repayment of term loan	(17,500)	—
Payments of deferred financing fees	(566)	(291)
Proceeds from issuance of convertible notes payable	—	4,696
Net cash provided by (used in) financing activities	(18,066)	14,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	75	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,888)	2,316
Cash, cash equivalents and restricted cash, beginning of period	38,256	7,407
Cash, cash equivalents and restricted cash, end of period	$17,368	$9,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,456	$6,428
Cash paid for income taxes	$414	$—
Supplemental noncash investing and financing activities:
Derivative liability resulting from term loan amendment	$—	$773
Derivative liability resulting from issuance of convertible notes	$—	$55

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

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $190,064 as of September 30, 2024 and an operating loss of $22,579 for the nine months ended September 30, 2024.

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

The Company completed its acquisition of Otonomo Technologies Ltd. (“Otonomo”) on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100,000 of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined Company, and to pay down debt as required. Although a portion of this cash is available to the Company, as the Company continues to assess its capital asset plans related to the current outstanding debt, the Company believes that its cash and cash equivalents of $17,368 at September 30, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.

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

Restructuring

In the first quarter of 2024, the Company undertook actions to eliminate redundant employees primarily in Israel and the United States in an effort to reduce operating expenses, resulting in a decrease of 25 employees, or 7% of the Company’s total employees as of December 31, 2023. During the second quarter of 2024, the Company continued actions to eliminate redundant employees resulting in a decrease of an additional 48 employees, or approximately 15% of the Company’s total employees as of March 31, 2024. During the third quarter of 2024, the Company continued similar actions resulting in a decrease of an additional 37 employees, or approximately 13% of the Company’s total employees as of June 30, 2024. These actions resulted in restructuring charges totaling $569 and $1,693 for the three and nine months ended September 30, 2024, respectively.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of September 30, 2024 and its results of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements for the year ended December 31, 2023 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2023, 2022 and 2021 included in the Annual Report.

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

During the three months ended September 30, 2024 and 2023, 52% and 67% of revenue was earned from two and three customers, respectively. During the nine months ended September 30, 2024 and 2023, 47% and 64% of revenue was earned from two and three customers, respectively. At September 30, 2024 and December 31, 2023, 59% and 56% of accounts receivable was due from three customers, respectively.

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

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the nine months ended September 30, 2024, the Company amended its term loans (see Note 8).

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

3. Acquisitions and Divestitures

Otonomo Acquisition

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

Otonomo contributed revenues of $4,763 and a net loss of $1,694 to the Company for the period from January 1, 2024 through September 30, 2024, respectively. Unaudited pro forma results of operations for the three and nine months ended September 30, 2024 and 2023 are included below as if the acquisition of Otonomo occurred on January 1, 2023. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Otonomo been acquired at the beginning of 2023, nor does it purport to represent results of operations for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$36,246	$47,617	$110,875	$144,637
Net loss	(10,613)	(21,261)	(35,295)	(92,838)

Approximately $34,207 of non-recurring acquisition-related costs are reflected in pro forma net loss for the nine months ended September 30, 2023 in the table above.

The Floow Divestiture

On September 19, 2024, the Company completed the divestiture of Otonomo’s wholly owned subsidiary, The Floow Limited (“The Floow”), as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its core business (the “Divestiture”). As a result of the Divestiture, the Company returned 51% equity ownership to The Floow’s management while retaining 49% ownership in the form of 3,000,000 preference shares of The Floow. The preference shares were valued at $1,350 by an independent valuation specialist utilizing principally the discounted cash flow method (an income approach) and considered the guideline company method using market multiples (a market approach). The Company recorded the value of the preference shares as an investment under the equity method of accounting, and the investment in The Floow is presented within Other non-current assets in the condensed consolidated balance sheets. The Company will have limited continuing involvement in The Floow as it only retains certain, customary protective rights regarding its investment. The Floow’s management is not considered a related party of the Company before or after the Divestiture.

The Company recognized the difference between the fair value of the preference shares and the carrying amounts of the deconsolidated net assets of The Floow on the date of the Divestiture as a loss on the transaction of $3,290 which is presented in Other income (expense), net in the condensed consolidated statements of operations. The Divestiture did not meet the criteria for presentation as a discontinued operation.

The Company determined that it has a variable interest in The Floow due to its ownership of the preference shares. The Floow was further determined to be a variable interest entity as it may require additional subordinated financial support based on historical performance and because the initial equity at risk may not be sufficient to finance its planned future operations. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of The Floow, and therefore, it does not qualify as the primary beneficiary. Accordingly, after the Divestiture, The Floow is not consolidated.

The Company’s risk of loss with respect to its preference shares in The Floow is limited to the carrying value of its investment balance, which was $1,350 as of September 30, 2024.

The Company paid $1,400 to use a perpetual royalty-free license for The Floow’s technology, which is presented within Property, equipment and software, net in the condensed consolidated balance sheets. The fair value of the license on September 19, 2024 was determined to be equal to its purchase price using the replacement cost method. The license will be amortized over a five-year useful life.

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

The Company’s policies for recognizing revenues have not changed from those described in the Annual Report. In summary:

The Company recognizes revenue when there is evidence of a contract, probable collection of the consideration to which the Company expects to be entitled to receive, and completion of the performance obligations. The Company recognizes revenue on a gross basis (as the principal) or net basis (as the agent) depending on the nature of the Company’s role with respect to the Customer Partner to deliver RAS.

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

Revenue on a disaggregated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Full-service outsourcing—flat rate	$34,658	$45,794	$105,519	$138,297
Full-service outsourcing—claim cost pass-through	4	38	10	42
Membership	93	99	342	948
Software licensing arrangements	1,444	45	4,646	174
Professional services	47	71	358	141
	$36,246	$46,047	$110,875	$139,602

Contract Assets

The Company capitalizes costs to obtain contracts with Customer Partners, primarily employee sales commissions. Sales commissions relating to revenues recognized over a period longer than one year are considered incremental and recoverable costs of obtaining a contract and are deferred as other non-current assets and are amortized on a straight-line basis over the initial contract term. Commission expenses are included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss.

Capitalized contract costs associated with the costs to fulfill certain contracts are deferred as other non-current assets and are amortized, on a straight-line basis, over the expected period of benefit for contracts with an amortization period that exceeds one year. Amortization cost is included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. The expected period of benefit is determined using the initial contract term.

	2024	2023
Contract assets as of January 1	$233	$370
Additional contract costs to fulfill	837	—
Amortization of contract costs to obtain	(65)	(69)
Amortization of contract costs to fulfill	(98)	(35)
Contract assets as of September 30	$907	$266

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of September 30, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$12,741	$—	$—	$12,741
Contingent purchase consideration (1)	—	—	(3,033)	(3,033)
	$12,741	$—	$(3,033)	$9,708

	Fair Value as of December 31, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$6,920	$—	$—	$6,920
Corporate bonds	—	9,154	—	9,154
Commercial paper	—	2,488	—	2,488
U.S. government agency securities	—	2,175	—	2,175
Contingent purchase consideration	—	—	(4,617)	(4,617)
	$6,920	$13,817	$(4,617)	$16,120

(1) Contingent purchase consideration represents a liability recorded at fair value in connection with the Merger, and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent purchase consideration was estimated based on the fair value of the Company’s shares issuable on a contingent basis. Contingent purchase consideration is included in Accrued expenses in the condensed consolidated balance sheets.

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Fair value at January 1, 2024	$4,617
Change in fair value	(1,584)
Fair value as of September 30, 2024	$3,033

The carrying values for cash, accounts receivable, accounts payable and long-term debt approximated fair value as of September 30, 2024 and December 31, 2023.

6. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	September 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,374	$(1,619)	$4,755	$10,134	$(882)	$9,252
Domain name	Indefinite	31	—	31	31	—	31
		$6,405	$(1,619)	$4,786	$10,165	$(882)	$9,283

Amortization expense was $796 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $2,501 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The Company wrote off $1,996 of net intangible assets from the condensed consolidated balance sheet during the third quarter of 2024 as a result of the Divestiture and is included in the calculation of loss on divestiture in the condensed consolidated statement of operations and comprehensive loss.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2024	$390
2025	1,560
2026	1,560
2027	1,245
2028	—
$4,755

7. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	September 30, 2024	December 31, 2023
Accrued service provider costs	$4,360	$4,988
Accrued compensation	448	4,888
Accrued interest	1,386	907
Accrued contract labor	518	548
Contingent purchase consideration	3,033	4,617
Accrued lender fees	10,168	—
Accrued VAT and income taxes	1,356	1,754
Other accrued liabilities	3,673	4,572
	$24,942	$22,274

Accrued lender fees as of December 31, 2023 were included in long-term liabilities in the condensed consolidated balance sheet.

8. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	September 30, 2024	December 31, 2023
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7%, maturing on January 1, 2025	$10,000	$27,500
Highbridge Capital term loan with an interest rate of 13% maturing on January 31, 2025	40,000	40,000
2022 convertible promissory notes with an interest rate of 15% per annum maturing on June 30, 2024	4,257	4,257
Total principal debt	54,257	71,757
Less: current portion (1)	(54,257)	(4,257)
Less: debt issuance costs and discounts, long-term	—	(1,424)
Total long-term debt, net	$—	$66,076

(1) Excludes debt issuance costs and discounts of $551 and $1,064 as of September 30, 2024 and December 31, 2023, respectively.

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

9. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2024, the 2023 Plan was increased by 553,278 shares. As of September 30, 2024, 1,250,094 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

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

During the nine months ended September 30, 2024, the Company granted 463,920 restricted stock units. There were no stock-based awards granted during the nine months ended September 30, 2023.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$59	$21	$242	$67
Sales and marketing	55	4	193	16
Operations and support	4	6	58	25
General and administrative	491	38	1,272	114
	$609	$69	$1,765	$222

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2023, and after consideration of the Company’s cumulative loss position as of December 31, 2023, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of September 30, 2024.

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

During the third quarter of 2024, the Company exercised an early termination option on its office lease in Virginia. Accordingly, the right of use asset and lease liability were written down by $446. Additionally, the right of use asset and lease liability of $572 relating to office space leased by The Floow were written off in connection with the Divestiture.

Operating lease cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost	$276	$296	$858	$880
Sublease income	(69)	(69)	(206)	(206)
	$207	$227	$652	$674

The remaining maturities of operating lease liabilities is presented in the following table as of September 30, 2024:

2024	$186
2025	502
2026	284
2027	218
2028	—
Thereafter	—
Total lease payments	1,190
Less imputed interest	(114)
Present value of lease liabilities	$1,076

Additional information relating to the Company’s operating leases follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.3	3.8
Weighted average discount rate	9.0%	10.1%

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 55 Customer Partners and more than 75,000 participating Service Provider vehicle drivers in our network as of September 30, 2024, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

During the first nine months of 2024, we were successful in renewing and expanding eight existing Customer Partners and acquiring three new Customer Partners. A Customer Partner accounting for approximately 25% of our revenue in 2023 did not renew its agreement with us when the existing contract expired by its terms on January 31, 2024. Additionally, in October 2024, we were informed that another Customer Partner, a top five global OEM, shifted strategy and would no longer provide mobile technical support using our software resulting in an expected contract winddown by the end of 2024. This Customer Partner accounted for less than 5% of our revenue in the first nine months of 2024.

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

In the first nine months of 2024, we capitalized $4.9 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $1.4 million during the remainder of 2024.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with a 5 star being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For each of the three and nine months ended September 30, 2024 and 2023, our consumer satisfaction score (“CSAT”) was 4.5.

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

For the three months ended September 30, 2024 and 2023, we completed approximately 219,000 dispatches and 290,000 dispatches, respectively. For the nine months ended September 30, 2024 and 2023, we completed approximately 656,000 dispatches and 879,000 dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating expenses	$13,656	$15,026	$47,025	$50,001
Less: Depreciation and amortization expense	(1,130)	(64)	(3,336)	(198)
Less: Stock-based compensation expense	(609)	(69)	(1,765)	(222)
Less: Non-recurring transaction costs	(638)	(1,970)	(1,571)	(8,449)
Less: Restructuring costs	(569)	(201)	(1,693)	(337)
Non-GAAP operating expenses	$10,710	$12,722	$38,660	$40,795

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating loss	$(5,891)	$(5,848)	$(22,579)	$(22,304)
Add: Depreciation and amortization expense	1,130	64	3,336	198
Add: Stock-based compensation expense	609	69	1,765	222
Add: Non-recurring transaction costs	638	1,970	1,571	8,449
Add: Restructuring costs	569	201	1,693	337
Non-GAAP operating loss	$(2,945)	$(3,544)	$(14,214)	$(13,098)

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
•
Gain or loss on debt extinguishment, which represents gains or losses in connection with amendments to our debt agreements.
•
Loss on divestiture, which represents the loss recognized in connection with the divestiture of The Floow.
•
Other income (expense), net, which primarily represents foreign currency exchange gains and losses relating to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our international subsidiaries’ functional currency of the U.S. dollar.

Provision for Income Taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$36,246	$46,047	$110,875	$139,602
Cost of revenue	28,481	36,869	86,429	111,905
Gross profit	7,765	9,178	24,446	27,697
Operating expenses:
Research and development	3,069	3,667	11,109	11,077
Sales and marketing	1,518	899	5,153	2,846
Operations and support	2,997	5,418	10,890	18,665
General and administrative	4,942	4,978	16,537	17,215
Depreciation and amortization	1,130	64	3,336	198
Total operating expenses	13,656	15,026	47,025	50,001
Operating loss	(5,891)	(5,848)	(22,579)	(22,304)
Other expense, net	(4,722)	(23,004)	(12,567)	(30,716)
Loss before income taxes	(10,613)	(28,852)	(35,146)	(53,020)
Provision for income taxes	—	—	149	—
Net loss	$(10,613)	$(28,852)	$(35,295)	$(53,020)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	100%	100%	100%	100%
Cost of revenue	79%	80%	78%	80%
Gross margin	21%	20%	22%	20%
Operating expenses:
Research and development	8%	8%	10%	8%
Sales and marketing	4%	2%	5%	2%
Operations and support	8%	12%	10%	13%
General and administrative	14%	11%	15%	12%
Depreciation and amortization	3%	0%	3%	0%
Total operating expenses	38%	33%	42%	36%
Operating loss	(16)%	(13)%	(20)%	(16)%
Other expense, net	(13)%	(50)%	(11)%	(22)%
Loss before income taxes	(29)%	(63)%	(32)%	(38)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(29)%	(63)%	(32)%	(38)%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

Revenue decreased by $9.8 million, or 21%, to $36.2 million in the three months ended September 30, 2024 from $46.0 million in the three months ended September 30, 2023. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $11.9 million and a reduction in dispatch volume from existing Customer Partners which resulted in a decrease in revenue of $2.2 million. This was offset by an increase in revenue from two new Customer Partners (which accounted for an increase of $2.8 million in revenue) and $1.5 million in revenue from the Otonomo business.

Cost of Revenue

Cost of revenue decreased by $8.4 million, or 23%, to $28.5 million in the three months ended September 30, 2024 from $36.9 million in the three months ended September 30, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $9.1 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner, partially offset by increases in dispatch volume from two new Customer Partners. In addition, our first call support and platform costs contributed to a cost increase of $0.2 million in support of new Customer Partners ramping up and a $0.5 million increase in cost of revenue attributable to the Otonomo business.

Gross Profit

Our gross profit for the three months ended September 30, 2024 was $7.8 million, compared to $9.2 million for the three months ended September 30, 2023. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense decreased by $0.6 million, or 16%, to $3.1 million in the three months ended September 30, 2024 from $3.7 million in the three months ended September 30, 2023. The decrease was driven by $1.7 million in capitalized software and Customer Partner implementation costs and a $0.2 million reduction in information technology platform expenses, offset by a $0.5 million investment in additional resources hired and the addition of Otonomo research and development expense of $0.8 million. Research and development employees were 77 and 79 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense remained flat at 8% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Sales and Marketing

Sales and marketing expense increased by $0.6 million, or 69%, to $1.5 million in the three months ended September 30, 2024 from $0.9 million in the three months ended September 30, 2023. The increase was primarily driven by the addition of Otonomo sales and marketing expense of $0.7 million, offset by $0.1 million in reduced employee and employee-related expenses. Sales and marketing employees were 18 and 22 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 2% to 4% in the three months ended September 30, 2024 from 2% in the three months ended September 30, 2023. The increase was primarily driven by the addition of the Otonomo sales and marketing expenses.

Operations and Support

Operations and support expense decreased by $2.4 million, or 45%, to $3.0 million in the three months ended September 30, 2024 from $5.4 million in the three months ended September 30, 2023. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $1.9 million, a reduction of employee-related costs of $0.3 million, and overall lower net operating costs of $0.2 million. Consistent with the Realignment, operations and support employees were 44 and 80 as of September 30, 2024 and 2023, respectively, and full-time customer support representative employees were 223 and 396 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 4% to 8% in the three months ended September 30, 2024 from 12% in the three months ended September 30, 2023. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by less than $0.1 million, or 1%, to $4.9 million in the three months ended September 30, 2024 from $5.0 million in the three months ended September 30, 2023. The slight decrease was related to a $1.5 million reduction in transaction-related expenses in connection with the Merger and a $0.1 million reduction in professional services, offset by the addition of Otonomo general and administrative expense of $0.6 million, an increase in employee-related expenses of $0.4 million, higher business insurance costs of $0.3 million, $0.1 million in expenses related to being a public company, business tax expense of

$0.1 million, and $0.1 million in bank service charges. General and administrative employees were 49 (of which 3 were related to Otonomo) and 53 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense increased by 3% to 14% in the three months ended September 30, 2024 from 11% in the three months ended September 30, 2023. The increase is primarily driven by the addition of Otonomo general and administrative expenses and public company expenses incurred following the Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 to $1.1 million in the three months ended September 30, 2024 from less than $0.1 million in the three months ended September 30, 2023. The increase was due primarily to the amortization of intangible assets acquired in connection with the Merger.

Other Expense, net

Other expense, net decreased by $18.3 million, or 79%, to $4.7 million in the three months ended September 30, 2024 from $23.0 million in the three months ended September 30, 2023 due primarily to a $12.2 million decrease in interest expense as a result of a $17.5 million payment on the Structural Loan Agreement, a $0.2 million increase in interest income, a $8.2 million net decrease in expense resulting from changes in the fair values of derivative, warrant, and contingent consideration liabilities, and a $0.9 million increase in other income relating to foreign currency. These net decreases in expense were offset by a $3.3 million loss on the Divestiture.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

Revenue decreased by $28.7 million, or 21%, to $110.9 million in the nine months ended September 30, 2024 from $139.6 million in the nine months ended September 30, 2023. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $30.2 million, the decision to exit non-profitable Customer Partnerships which resulted in a decrease of $5.6 million in revenue, and a reduction in dispatch volume from existing Customer Partners resulting in a decrease of $3.2 million in revenue. This was offset by an increase in dispatch volume from two new Customer Partners (which accounted for an increase of $5.5 million in revenue) and $4.8 million in revenue from the Otonomo business.

Cost of Revenue

Cost of revenue decreased by $25.5 million, or 23%, to $86.4 million in the nine months ended September 30, 2024 from $111.9 million in the nine months ended September 30, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $27.5 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner and the decision to exit non-profitable Customer Partnerships, partially offset by increases in dispatch volume from two new Customer Partners. In addition, our optimization efforts with respect to our first call support and platform costs contributed to a cost reduction of $0.9 million, offset by $2.0 million in cost of revenue attributed to the Otonomo business and a $0.9 million increase in cost of revenue due to an increase in average Service Provider fees compared to the prior period.

Gross Profit

Our gross profit for the nine months ended September 30, 2024 was $24.4 million, compared to $27.7 million for the nine months ended September 30, 2023. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense remained flat at $11.1 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Cost increases for the period included the addition of Otonomo research and development expense of $4.2 million and an investment in additional resources of $1.3 million, offset by $4.9 million in capitalized software and Customer

Partner implementation costs and a $0.5 million reduction in information technology platform expenses. Research and development employees were 77 and 79 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense increased by 2% to 10% in the nine months ended September 30, 2024 from 8% in the nine months ended September 30, 2023. The increase was primarily driven by the addition of the Otonomo research and development expenses.

Sales and Marketing

Sales and marketing expense increased by $2.3 million, or 81%, to $5.2 million in the nine months ended September 30, 2024 from $2.8 million in the nine months ended September 30, 2023. The increase was primarily driven by the addition of Otonomo sales and marketing expense of $2.5 million, offset by a decrease in employee and employee-related expenses of $0.2 million. Sales and marketing employees were 18 and 22 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 3% to 5% in the nine months ended September 30, 2024 from 2% in the nine months ended September 30, 2023. The increase was primarily driven by the addition of the Otonomo sales and marketing expenses.

Operations and Support

Operations and support expense decreased by $7.8 million, or 42%, to $10.9 million in the nine months ended September 30, 2024 from $18.7 million in the nine months ended September 30, 2023. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $6.0 million, a reduction of employee-related costs of $1.0 million, and overall lower net operating costs of $0.8 million. Consistent with the Realignment, operations and support employees were 44 and 80 as of September 30, 2024 and 2023, respectively, and full-time customer support representative employees were 223 and 396 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 3% to 10% in the nine months ended September 30, 2024 from 13% in the nine months ended September 30, 2023. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by $0.7 million, or 4%, to $16.5 million in the nine months ended September 30, 2024 from $17.2 million in the nine months ended September 30, 2023. The decrease was primarily related to a reduction in transaction-related expenses of $7.7 million in connection with the Merger, offset by the addition of Otonomo general and administrative expense of $2.9 million, an increase in employee-related expenses of $1.4 million, higher business insurance costs of $0.7 million, $0.6 million in bad debt expense, business tax and fees expense of $0.5 million, an increase in expenses related to being a public company of $0.4 million, $0.3 million in information technology platform expense, and an increase in other professional services of $0.2 million. During the nine months ended September 30, 2024, we increased our allowance for credit losses by approximately $0.7 million due to a Customer Partner that recently filed for bankruptcy. The total allowance for uncollectible accounts related to this Customer Partner is $0.7 million. General and administrative employees were 49 (of which 3 were related to Otonomo) and 53 as of September 30, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense increased by 3% to 15% in the nine months ended September 30, 2024 from 12% in the nine months ended September 30, 2023. The increase is primarily driven by the addition of Otonomo general and administrative expenses and an increase in employee-related expenses and public company expenses incurred post-Merger.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million to $3.3 million in the nine months ended September 30, 2024 from $0.2 million in the nine months ended September 30, 2023. The increase was due primarily to the amortization of intangible assets acquired in connection with the Merger.

Other Expense, net

Other expense, net decreased by $18.1 million, or 59%, to $12.6 million in the nine months ended September 30, 2024 from $30.7 million in the nine months ended September 30, 2023 due primarily to a $28.6 million decrease in interest expense as a result of a

$17.5 million payment on the Structural Loan Agreement, a $0.9 million increase in interest income, and a $0.7 million increase in other income related to foreign currency. These net decreases in expense were offset by a $2.4 million net decrease in income resulting from changes in the fair values of derivative, warrant, and contingent consideration liabilities, a $6.3 million loss when comparing the debt extinguishment loss in the first quarter of 2024 to the debt extinguishment gain in the second quarter of 2023, and a $3.3 million loss on the Divestiture.

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

As of September 30, 2024, we had $17.4 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of September 30, 2024, our principal debt balance totaled $54.3 million with maturity dates through January 2025.

On January 19, 2024, we executed the Structural Loan Agreement, extending the maturity date to January 1, 2025. In connection with the Structural Loan Agreement, we repaid $17.5 million of the term loan and paid $6.1 million in related fees.

We completed our acquisition of Otonomo on October 19, 2023. The transaction consisted of the acquisition of the Otonomo business, employees, revenue contracts, technology and net assets, including approximately $100.0 million of cash, cash equivalents, and short-term investments, net of estimated transaction costs. The additional cash is expected to fund strategic growth initiatives and daily operations for the combined company, and to pay down debt as required. Although a portion of this cash is available to us, as we continue to assess our capital asset plans related to the current outstanding debt, we believe that our cash, cash equivalents and restricted cash of $17.4 million at September 30, 2024 may not be sufficient to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements. This has led management to conclude that substantial doubt about our ability to continue as a going concern exists.

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

In the fourth quarter of 2024, we plan to extend the terms on our existing debt agreements or seek to refinance our existing debt. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. For additional detail, see Note 8 “Debt Arrangements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In an effort to reduce operating expenses, we undertook actions to eliminate redundant employees primarily in Israel and the United States during the first quarter of 2024, resulting in a decrease of 25 employees, or 7% of our total employees as of December 31, 2023.

During the second quarter of 2024, we continued actions to eliminate redundant employees resulting in a decrease of an additional 48 employees, or approximately 15% of our total employees as of March 31, 2024. During the third quarter of 2024, we continued similar actions resulting in a decrease of an additional 37 employees, or approximately 13% of the Company’s total employees as of June 30, 2024. We expect to continue to focus on aligning operating expenses with revenue, and we similarly anticipate additional actions to continue through the fourth quarter of 2024.

On September 19, 2024, the Company completed the Divestiture as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its core business. The Divestiture included all the assets and liabilities of The Floow, including 64 employees. For further information on the Divestiture, see Note 3 “Acquisitions and Divestitures” of the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,847)	$(11,997)
Investing activities	25,950	(92)
Financing activities	(18,066)	14,405

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $28.8 million primarily due to a net loss of $35.3 million, excluding the impact of non-cash expenses totaling $13.5 million, a decrease in accounts payable of $0.8 million, a decrease in long-term liabilities of $12.4 million, a decrease in deferred revenue of $0.1 million, an increase in other assets of $0.6 million, and a decrease in lease liabilities of $0.7 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $5.6 million, an increase in accrued expenses of $1.5 million, and a decrease in prepaid expenses and other assets of $0.4 million. We anticipate that we will continue to use our existing capital to fund operating activities until we refinance our existing debt facilities or enter into a new debt facility in the fourth quarter of 2024.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $26.0 million due to $32.2 million in proceeds from short-term deposits and the sale of marketable securities, offset by $4.1 million in investments in capitalized software, $1.6 million in purchases of equipment and software, and divested cash of $0.6 million in connection with the Divestiture.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.1 million due to purchases of equipment and software.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $18.1 million due to $17.5 million in payments on the Structural term loan and $0.6 million in payments of deferred financing fees related to the Structural Third Amendment and Highbridge Fourth Amendment. We anticipate that we will refinance our existing debt facilities or enter into a new debt facility in the fourth quarter of 2024, which we believe will include new sources of capital and an extension of the debt maturity terms.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $14.4 million due to $4.7 million in proceeds from the convertible promissory notes issued by the Company in April and May 2023 and $10.0 million in proceeds from the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2023, 2022 and 2021, management identified one material weakness in our internal control over financial reporting that has not been remediated as of September 30, 2024. The material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report other than as set forth below.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and on our ability to raise capital, and other adverse consequences.

Our common stock currently trades on The Nasdaq Capital Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On September 30, 2024, we received a notice from Nasdaq that we are not in compliance with Nasdaq’s Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period (the “Compliance Period”), unless Nasdaq exercises its discretion to extend this ten-day period. If we have not been deemed in compliance prior to the expiration of the Compliance Period, we may be eligible for an additional 180-calendar day compliance period (the “Second Compliance Period”), provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other initial listing standards for The Nasdaq Capital Market (with the exception of the Minimum Bid Price Requirement), and would need to provide written notice of our intention to cure the bid price deficiency during the Second Compliance Period. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are otherwise not eligible for the Second Compliance Period, Nasdaq would notify us that our common stock would be subject to delisting. We may appeal any such determination to delist our securities, but there can be no assurance that any such appeal would be successful.

We intend to monitor closely our common stock’s closing bid price and consider plans for regaining compliance with Nasdaq’s Listing Rule 5550(a)(2), including by proposing a reverse stock split for stockholder approval, if necessary. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(a)(2) during the Compliance Period, any subsequent extension period, or at all.

If we fail to regain and maintain compliance with Nasdaq’s minimum stock price requirement or other listing requirements, our common stock could be delisted from Nasdaq. If that occurs, the liquidity of our common stock would be adversely affected, and its market price could decrease. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with Customer Partners, which could adversely affect our business, financial condition and results of operations. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional State securities regulations in connection with any sales of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

URGENT.LY INC.

Date: November 13, 2024	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)