Form 10-K
period 2024-12-31
Urgent.ly Inc.
filed 2025-03-14
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant , based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $22.0 million. Shares of the registrant’s common stock held by each executive officer, director, and beneficial owner of more than 10% of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s common stock outstanding as of March 11, 2025 was 14,938,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed under the Securities Exchange Act of 1934 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or may contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking terms such as “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “intend,” “anticipate,” “project,” “predict,” “target,” “believe,” “continue,” “estimate” or “expect” or the negative of these words or other words, terms and phrases of similar nature are often intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report on Form 10-K include statements related to:

•
our ability to acquire and retain new enterprise customers (our “Customer Partners”), and to do so in a cost-effective manner;
•
our competitive position in the mobility assistance industry and our ability to maintain and grow our market position against current and future competitors;
•
technological advances in, and the impact of artificial intelligence (“AI”) on, the mobility assistance industry;
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
•
our reliance on Amazon Web Services (“AWS”) to deliver our platform to Consumers;
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
•
our ability to comply with the terms of our existing debt obligations and any new debt obligations;

ii

•
our history of defaulting on certain financial, reporting and other covenants under our outstanding loan agreements and our ability to obtain compliance waivers with respect to such covenant defaults in the future;
•
our reliance on unpatented proprietary technology, trade secrets, processes and know-how;
•
our ability to protect our intellectual property rights;
•
our ability to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising and consumer protection;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); and
•
our ability to maintain the listing of our common stock (our “Common Stock”) on the Nasdaq Stock Market LLC (“Nasdaq”).

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K and in other filings we may make from time to time with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

iii

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “Company,” “Urgently,” “we,” “us,” or “our” refer to (a) the business of Urgent.ly Inc. and its subsidiaries prior to the October 19, 2023 merger with Otonomo Technologies Ltd. or (b) Urgent.ly Inc. together with its consolidated subsidiaries, after the consummation of that merger.

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
•
facilitated approximately 6.5 million service requests as of December 31, 2024.
•
established our North American Service Provider Partner network, which was comprised of approximately 13,700 Service Providers as of December 31, 2024.
•
established a scalable service platform achieving a monthly post-service consumer satisfaction score (“CSAT”) average of 4.5 out of 5 stars in 2024.

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

The market for roadside assistance is primarily driven by two key factors: vehicle miles traveled (“VMT”) and the size of the car parc (i.e., total number of vehicles on the road). Other than a temporary COVID-19 related decrease in 2020, the national VMT has increased every year since 2011 (U.S. Energy Information Administration (Jan. 2024)). Other factors impacting the demand for roadside or mobility assistance include vehicle age, inclement weather and the type of vehicle driven, as well as the vehicle’s technological capabilities, including whether the vehicle is an electric vehicle (“EV”), a connected vehicle or an autonomous vehicle (“AV”). The global vehicle roadside assistance market is currently valued at $25 billion (Vehicle and Roadside Market, FactMR (2023)), and it is estimated that the broader mobility economy—encompassing transport infrastructure, vehicle manufacturing, vehicle-related services, transportation services and enabling services—will grow to more than $100 billion by 2030 (Ptolemus Consulting Group, May 2022).

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
•
Multi-channel Consumer and Service Provider accessibility, including a fully digitized experience via our mobile application, live customer support representatives, and a SaaS software layer.
•
Broad mobility assistance capabilities, including towing solutions, mobile repair services (e.g., flat tire, jump start, lockout, fuel delivery, electric vehicle charging, tire and battery replacement), collision and impound-related towing and onward mobility services that enable a Consumer to continue their journey following a roadside event.
•
Real-time, yield-based pricing for roadside assistance services—including tire changes, battery jump starts, auto lockouts, fuel delivery and towing—which provides dynamic, reliably predictive job prices and optimizes dispatching.

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

Win new logos and increase wallet share for existing revenue streams. We employ a “land and expand” strategy, where we win new Customer Partners and grow revenue over time by acquiring additional service event volume and building complementary products. For example, our relationship with one premier European OEM began in 2018. Then, in 2019 we integrated our technology platform into the OEM’s dealer service systems to enhance the customer service experience for the OEM’s Consumers and expanded our partnership to include a B2B subscription service for Consumers whose vehicles were aging out of their new-car warranties. In 2020, we were rewarded with an early contract renewal and territory expansions to cover North America. In 2024, we signed another renewal to continue to power the automotive OEM’s warranty-based roadside assistance program in the U.S., Canada and Mexico as well as its post-warranty roadside assistance membership plans in the U.S.

In recent years, we have expanded into additional adjacent markets that have mobility assistance needs, including ride-hailing and fleet businesses. The rise of independent contractor drivers as part of ride-hailing, food delivery and last-mile delivery services has created a pool of vehicles with a higher-than-average VMT and whose operators’ and owners’ income from providing these services depends on getting their vehicle back in operation quickly.

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

Customer Partners

Our Customer Partners drive the demand for our services. Customer Partners choose us because we deliver exceptional assistance experiences. We believe that our success in retaining existing Customer Partners reinforces the attractiveness of our solution and our focus on delivering exceptional Consumer experiences.

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

We have a broad base of Customer Partners, including automotive OEMs, automotive insurers and fleet companies. As of December 31, 2024, we had 49 active Customer Partners in North America, with our top three Customer Partners representing 56% of our revenue in 2024. As of December 31, 2023, we had 57 active Customer Partners in North America. Over the past five years, our Customer Partner base has significantly diversified as our largest customer has declined from 35% of revenue in 2019 to 22% of revenue in 2024.

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

Service Providers

The roadside Service Provider market has traditionally included principally small and medium-sized businesses (“SMBs”) that concentrate on serving limited geographic areas. As of December 31, 2024 and 2023, we had active contracts with 13,712 and 12,182 Service Providers, respectively, to provide our Customer Partners with national roadside service coverage.

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

As of December 31, 2024, we had 182 full-time remote employees, including 40 engaged in customer support and operations, 76 employees engaged in research and development, and product development, 18 employees in sales, partner engagement and marketing and 48 employees in general management, administration and finance. We had approximately 189 personnel employed through contracts with outsourced staffing providers, primarily to provide call center services. None of our employees are represented by labor unions, and we consider our relations with our employees to be in good standing.

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

We believe that our corporate culture and our relationships with our employees meaningfully contribute to our success. We strive to empower, engage, and celebrate diversity, authenticity and inclusion – regardless of gender, race, ethnicity, identity, age, religion or culture. Our goal is to maximize the impact of the Urgently team by attracting, engaging, and retaining the most talented, dedicated, and passionate people. Our success will require inclusive collaboration.

As a result of our efforts, we have earned recognition for our innovation and growth, including rankings on Deloitte Technology Fast 500 (2021, 2020, 2019), Financial Times’ The Americas’ Fastest-Growing Companies (2021, 2020), the Inc. 5000 (2021, 2020, 2019), Forbes’ List of America’s Best Startup Employers (2021), and the AutoTech Breakthrough Award for “Overall Transportation Tech of the Year” (2024).

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

Compliance with Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, security, rights of publicity, content regulation, intellectual property, competition, consumer protection, credit card processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results.

We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of the sale of personal information. Additionally, the California Privacy Rights Act (the “CPRA”) went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. The CPRA significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah and Connecticut have adopted legislation similar to the CCPA that became effective in 2023, Texas, Montana, Oregon and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted such legislation that will become effective in 2025, and Indiana, Kentucky and Rhode Island have adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

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

For additional information, please see the section titled “Risk Factors—Legal and Regulatory Risks—Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to such matters, could adversely affect our business, financial condition and results of operations.”

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://investors.geturgently.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at

www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
•
Our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of our Consumers, Customer Partners and Service Providers, could damage our reputation and brand and adversely affect our business, financial condition and results of operations;
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
•
For the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements;
•
We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results;
•
Our historical growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage the challenges to our future growth;
•
If we are unable to address the service requirements of EVs, our business, financial condition and results of operations could be adversely affected;

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
•
Our limited operating history and evolving business model make it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•
We have a rapidly evolving business model, which, in a similarly rapidly evolving industry, subjects us to increased risks that could adversely affect our business, financial condition and results of operations;
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
•
We have in the past defaulted on certain financial, reporting and other covenants under our outstanding loan agreements. While we have to date been successful in obtaining compliance waivers with respect to such covenant defaults, we may not be able to do so in the future on terms advantageous to us or at all;
•
Service Providers that have not complied with our insurance, licensure and other requirements may subject us to a number of risks;
•
We rely on unpatented proprietary technology, trade secrets, processes and know-how;
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;
•
We will have incurred and will continue to incur increased costs and obligations as a result of being a public company;
•
Our stock price may be volatile and may decline regardless of our operating performance; and
•
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

Our success depends on our ability to retain existing Customer Partners and acquire new Customer Partners and to do so in a cost-effective manner. Our ability to grow our revenue depends on our ability to maintain relationships with current Customer Partners and attract new Customer Partners. We may be unsuccessful in future attempts to establish and maintain relationships with Customer Partners, including as a result of the price of our services, our financial position, Customer Partners' perception of our ability to provide our services at scale and changes in strategy by our existing Customer Partners with respect to the services they offer their customers, among others. If we are unable to maintain relationships with current Customer Partners and attract new Customer Partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the mobility services assistance market opportunity.

In order to expand our Customer Partners base, we must appeal to, and acquire, new Customer Partners, some of which have historically purchased their roadside assistance from legacy roadside service providers, our digital competitors, other third-party mobility assistance service providers, or our Service Providers directly. We have made significant investments related to Customer Partner acquisition and expect to continue to spend significant capital to acquire additional Customer Partners. We cannot assure you that the total revenue from any new Customer Partners that we acquire will ultimately exceed the cost of acquiring those Customer Partners. If we fail to deliver and market a robust product and service selection that matches Consumer preferences, or if our existing and potential Customer Partners do not perceive the products and services we offer to be of high value and quality, we may be unable to retain our existing Customer Partners or acquire new Customer Partners. If we are unable to retain or acquire Customer Partners who subscribe to services offered on our platform in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our Service Providers. Consequently, our prices may increase, or may not decrease to levels sufficient to generate Customer Partners interest, and total revenue may decrease and margins and profitability may decline or not improve. As a result, our business, financial condition and results of operations could be adversely affected.

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
•
rich data and analytics;
•
Service Provider response time;
•
digital engagement paths;
•
Customer Partner acquisition and retention:
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

We incurred operating losses of $27.2 million and $46.1 million during the fiscal years ended December 31, 2024 and 2023, respectively, and, as of December 31, 2024, we had an accumulated deficit of $198.8 million. We expect our losses to continue as we continue to make investments to grow our business and operate as a public company. We expect to incur significant additional legal, accounting and other expenses as a newly public company and as we invest in expanding our general and administrative infrastructure. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding platform offerings, broadening our service provider network, developing or acquiring new platform features and services, including our merger with Otonomo and expenses associated with integrating Otonomo’s legacy business into our platform, expanding into new markets and geographies, and increasing sales efforts. These expenditures make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase revenue sufficiently to keep pace with investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability, and we may be unable to continue as a going concern. As a result, the value of our Common Stock could decline significantly and you could lose some or all of your investment. See “Risk Factors—Risks Related to Our Business and Industry—For the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.”

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

Our customer base is concentrated with our top Customer Partners representing 49% and 64% of our revenue for the years ended December 31, 2024 and 2023, respectively, with two and three Customer Partners each accounting for over 10% of our revenue for the years ended December 31, 2024 and 2023, respectively. Most of our significant Customer Partners are able to terminate their agreements with us for convenience on limited notice. For example, in January 2024, one of these Customer Partners, accounting for approximately 25% of our revenue in 2023, did not renew its agreement with us when its existing contract expired by its terms on January 31, 2024. Additionally, most of our agreements with Customer Partners are non-exclusive and do not generally include guaranteed volume or revenue achievement during the contract period. If we were to lose any other significant Customer Partners, or experience further reduced volume from any of our significant Customer Partners, our business, financial condition and results of operations could be adversely affected. Our reliance upon a limited number of Customer Partners may also be exacerbated by factors beyond our control, including the consolidation of Customer Partners, changes in the mandates for technologies or solutions provided by Customer Partners to Consumers, changes in demand for our solutions, selection by our Customer Partners of our competitors, Customer Partner bankruptcies, pricing competition or changes in strategy by our existing Customer Partners with respect to the services they offer their customers. For example, in October 2024, we were informed that another Customer Partner, a top five global OEM that accounted for less than 5% of our revenue in 2024, shifted strategy and would no longer provide mobile technical support using our software resulting in a contract winddown in December 2024. Any of the factors above may result in increased dependence on fewer Customer Partners, which could adversely affect our business, financial condition and results of operations.

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

The initial terms of our service contracts with Customer Partners are typically three years, often on a non-exclusive basis, and are terminable by either party on 90 days’ advance written notice, including for convenience. Our service contracts with Customer Partners also do not generally include guaranteed volume or revenue achievement during the contract period, and our Customer Partners have no obligation to renew their contract following expiration. In some cases, the contracts automatically renew (with each party having the option to elect not to renew), but in circumstances where that is not the case, our Customer Partners may unilaterally elect not to renew, may seek to renew for lower service pricing or for shorter contract lengths, or may choose to renew for the same or fewer roadside solutions over time. See “We are substantially dependent on a limited number of Customer Partners.” above. As a result, there can be no assurance that our existing Customer Partners will maintain or renew our service contracts, or that future service contracts with existing Customer Partners will include the same package of roadside solutions. Even if Customer Partners do not terminate their agreements, there can be no assurance that Customer Partners will not reduce their use of our platform, which could negatively impact our business and results of operations.

Our renewal rates may decline or fluctuate as a result of a number of factors, including, among others, leadership changes within our Customer Partners resulting in loss of sponsorship, limited Customer Partner resources, Customer Partner bankruptcies, pricing changes by us or our competitors, Consumer satisfaction with our platform, procurement or budgetary decisions and changes in strategy by our existing Customer Partners with respect to the services they offer their customers. Deteriorating general economic conditions including, among other things, inflationary pressure, supply chain challenges, including as a result of the imposition of higher tariffs on imports from various countries as well as retaliatory tariffs imposed by other countries, and the impacts of increased interest rates, impact the affordability of buying a car for the average Consumer. Any reduction in vehicular sales may negatively impact Customer Partners’ financial condition and their willingness to renew or maintain contracts with us. If we were to lose Customer Partners as a result of Customer Partner insolvency or other factors beyond our control, our revenue could decline and our business and results of operations could be materially and adversely affected.

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

To the extent our base of Customer Partners grows in the future, contract renewals, including the selection of additional roadside solutions, by renewing Customer Partners will become an increasingly important part of our results. If our Customer Partners terminate or do not renew their service contracts, or decrease the amount they spend, revenue will decline and our business will be harmed.

Our failure or the failure of our third-party service providers to protect our website, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information or that of our Consumers, Customer Partners and Service Providers, could damage our reputation and brand and adversely affect our business, financial condition and results of operations.

Our business involves the collection, storage, transmission and other processing of certain personal data and other sensitive and proprietary data of our Customer Partners, Service Providers and Consumers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. Although we have developed systems and processes that are designed to protect the personal data of our Customer Partners, Service Providers and Consumers that utilize our platform and our other proprietary and confidential information, protect our systems, prevent data loss, and prevent other security breaches and security incidents, we cannot guarantee that such systems and processes have been or will be effective. The IT and infrastructure used in our business may be vulnerable to breakdowns, disruptions and cyberattacks or security breaches and incidents from various sources, including inadvertent or intentional actions by our employees, contractors and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, unavailability, or dissemination of, prevention of access to, or damage or unauthorized access to or other processing of, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including personal data and other sensitive and proprietary data of our Customer Partners, Service Providers, Consumers, employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy violation or security breach or other security incident. Although we have policies restricting access to personal information we store, these policies may not be effective in all cases. Geopolitical conflicts and other events may increase the cybersecurity risks we and our Service Providers face. We also have incorporated, and may continue to incorporate, AI technologies into our platform and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

Any privacy violation, or any disruption or security breach, or other incident, could interrupt our operations, result in our platform being disrupted or unavailable, result in loss of or improper access to, prevention of access to, or acquisition, modification, unavailability, disclosure, or other processing of, data, and result in fraudulent transfer of funds. Further, any such incident or other matter, or the perception it has occurred, could harm our reputation, brand, and competitive position, damage our relationships with third-party partners, and result in claims, demands and litigation, regulatory investigations and proceedings, and significant legal, regulatory and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of Customer Partner, Service Provider or Consumer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations.

Any actual or perceived privacy violation, security breach or other security incident impacting any entities with which we share or disclose data or that otherwise process data on our behalf (including, for example, our third-party technology providers and our Service Providers) could have similar effects. Further, any cyberattacks or actual or perceived privacy violations or security breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in the industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy violation or security breach or incident.

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

We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from our use of AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, in the EU, the Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws have been proposed, and in certain cases enacted, in the United States regulating aspects of the development and use of AI systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

We rely on AWS to deliver our platform to Consumers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition and results of operations.

Our Consumers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, loss or destruction of, or other unauthorized processing of our data or Consumers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons could interrupt or degrade the performance of our platform and adversely impact our ability to serve Consumers and could damage our reputation with current and potential Customer Partners and Consumers, expose us to liability, result in substantial costs for remediation, cause us to lose Customer Partners, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

We have entered into AWS’s standard 12-month contract. In the event that our AWS contract is terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

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

In addition, we may be unable to adequately staff our customer support call centers as the business expands. Currently, our customer support call centers are located in Canada, Colombia, Jamaica and the United States. During periods of limited platform outages our call centers have had to manually dispatch Service Providers. In the future, our call centers may be unable to handle manually dispatching Service Providers in an efficient and cost-effective way, which could impact Customer Partner and Consumer satisfaction levels with our services. Also, as we grow, optimizing call center operations may become both more challenging and more expensive. Any reduction in Customer Partner or Consumer satisfaction levels with our services as a result of our call center operations could adversely affect our business, financial condition and results of operations.

For the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report from our independent registered public accounting firm for the years ended December 31, 2024 and 2023 included an explanatory paragraph stating that we have incurred losses from operations since inception, have a net capital deficiency and are dependent on debt and equity financing to fund operating shortfalls, raising substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2024 and 2023 do not include any adjustments that may result from the outcome of this uncertainty.

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

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

Effective internal controls over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial condition and results of operations, and could cause a decline in the market price of our Common Stock.

In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2024, we did not maintain effective internal control over reporting because of (i) a material weakness identified in connection with the audit of our financial statements for the year ended December 31, 2024 related to the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements and (ii) a previously-identified material weakness related to a lack of evidence of segregation of duties within the accounting and finance function. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, “Controls and Procedures" of this Annual Report on Form 10-K. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

We are committed to undertaking efforts to remediate the material weakness identified in connection with the audit of our financial statements for the year ended December 31, 2024 as promptly as possible, and management is in the process of implementing a remediation plan; however, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. Additionally, in order to address the previously-identified material weakness, we have increased resources within our finance department, including expanding our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to this material weakness. Our management believes that these actions will enable us to address this material weakness that was identified and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, remediation measures may be time consuming and costly and there is no assurance that our initiatives will ultimately have the intended effects.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that these measures will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate our current material weaknesses or any material weaknesses in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, to comply with the requirements of being a reporting company under the Exchange Act, the Sarbanes-Oxley Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Our historical growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage the challenges to our future growth.

We have experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of our future rate of growth. Our results of operations also may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Our business is subject to seasonality and generally experiences lower engagement on the platform, and correspondingly lower revenue, during the spring and fall. Our sales cycle for new engagements and contract renewals can vary substantially from Customer Partner to Customer Partner. Our limited experience marketing and selling in the B2B and B2B2C mobility assistance markets may affect our ability to predict the length of our sales cycle or the anticipated size of potential engagements. We believe that our growth in total revenue will depend upon, among other factors, our ability to:

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

If we are unable to address the service requirements of EVs, our business, financial condition and results of operations could be adversely affected.

As demand for EVs grows and EVs continue to gain market share in the automotive industry, our business, financial condition and results of operations could be adversely affected if our Service Provider network is unable to meet the demand for EV-capable assistance. Service requirements for EVs are different than service requirements for traditional internal combustion engines or hybrid vehicles, and necessitate specialized skills, including high voltage training and servicing techniques. Additionally, EVs cannot be towed by traditional towing rigs, and instead must be retrieved by flatbed trucks. There can be no assurance that our Service Providers will be able to satisfactorily address the service requirements of Consumers with EVs, or that we and our Service Providers will have sufficient resources, experience or capacity to meet these service requirements in a timely manner, including as the volume of EVs on the road increases.

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

We expect to issue additional shares of Common Stock in the future that will result in dilution to all other common stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional shares of Common Stock may cause common stockholders to experience significant dilution of their ownership interests and the per share value of Common Stock to decline.

Risks Relating to Our Operations

Our limited operating history and evolving business model make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

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
•
adapt to rapidly evolving trends in the ways Customer Partners, Service Providers and Consumers interact with technology;
•
effectively manage our growth;
•
avoid interruptions or disruptions on our platform; and
•
hire, integrate and retain key personnel.

If we fail to address the risks and difficulties we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We have a rapidly evolving business model, which, in a similarly rapidly evolving industry, subjects us to increased risks that could adversely affect our business, financial condition and results of operations.

We have a rapidly evolving business model, which may be volatile in a rapidly evolving industry. As the automotive industry evolves and EVs and connected vehicles gain market share, the mobility assistance industry must similarly grow and adapt to the growing capabilities of automotives, including with data driven solutions, to meet these new and complex technological needs and demands as they arise. In order to stay current with the automotive industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business relating to our models and strategies. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation and adversely affect our business, financial condition and results of operations.

We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the mobility assistance industry, and we may fail to capture these opportunities. Such failures could adversely affect our business, financial condition and results of operations. While we expect that there will be a move to subscription offerings to support Consumer desire for data driven solutions, there is no guarantee that will occur and Consumer appetite for additional data driven solutions may fail to gain traction.

Our sales cycle with Customer Partners may be lengthy and variable, which may make it difficult for us to forecast revenue and other operating results.

As a function of our business model, the collection cycle for most of our Customer Partners is lengthy and can vary by Customer Partner. In contrast, we generally pay our Service Providers within several days of completing a job. If we are unable to pay our Service Providers in a timely manner for completed jobs as a result of the mismatch between the billing cycles for Customer Partners and Service Providers, we may lose participation by Service Providers on our platform. Additionally, Customer Partner contract renewal is not guaranteed, and the RFP process required by many Customer Partners is lengthy, often spanning months. As a result of these factors, we may experience fluctuations in total revenue on a period-to-period basis which may make it difficult for us to forecast revenue and other operating results.

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

Economic factors such as increased commodity prices, tariff increases, inflation, higher costs of labor, insurance and healthcare, and changes in or interpretations of other laws, regulations and taxes may also increase our cost of sales, mobility assistance costs and administrative costs, and otherwise adversely affect our business, financial condition and results of operations. Any significant increases in costs may affect our Service Providers and Customer Partners, and therefore our business, disproportionately to that of our competitors. In addition, negative national or global economic conditions may materially and adversely affect our Customer Partners’ and Service Providers’ financial performance, liquidity and access to capital. Customer Partners may be unable to maintain their inventories, production levels, product quality and/or services, which could cause them to raise prices, terminate or reduce their service contracts with us, lower automotive production levels or cease their operations.

In addition, various market trends we anticipate may not develop, or may not develop at the speed which we expect, which could result in costs and capacity outpacing demand.

The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could adversely affect our business, financial condition and results of operations.

We depend on the continued services and performance of our senior management team, key technical employees and other key personnel. Although we have entered into employment agreements with certain senior management team members, each of them may terminate their employment at any time or be unable to perform the services we require in the future. Third parties may also attempt to encourage our senior management team or other key employees to leave for other employment. The loss of one or more of the members of our senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and significantly harm our business.

We also rely on other highly skilled personnel who may have critical but inadequately documented business knowledge. Competition for qualified personnel in the logistics, technology and automobile industries has historically been intense, particularly for software engineers, computer scientists, other technical staff and marketing and brand managers. The loss of any executive officers or other key employees or the inability to hire, train, retain and manage qualified personnel could adversely affect our business, financial condition and results of operations.

Additionally, for our hourly employees, including those in our call centers, wages have increased with the rise in inflation. This increase in the cost of hiring hourly employees, or our inability or unwillingness to keep up with rising wages, could result in a labor shortage that makes it difficult for us to operate our business and to provide the high level of service to which Customer Partners and Consumers have become accustomed, which could harm our reputation and adversely affect our business, financial condition and results of operations.

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

We depend on our Service Provider network, and their digital acceptance of Consumers’ job requests, to provide mobility assistance services that adequately meet Customer Partners’ and Consumers’ needs. Occasionally, we replace or end relationships with Service Providers, and could face logistical difficulties that could adversely affect the provision of mobile assistance services. In addition, we could incur costs and expend resources in connection with such changes and fail to add a new Service Provider that can meet a high-quality standard of service. If we experience significant increases in demand, or need to replace existing Service Providers, there can be no assurance that our Service Providers would allocate sufficient capacity to us in order to meet our requirements. Additionally, Service Providers’ unwillingness to digitally accept a job, either as a result of the fee generated on our platform by our pricing model or for any other reason, and any performance problems or other difficulties experienced by Service Providers or by our platform could negatively impact operating results and Consumer experience.

Any service delays or disruptions caused by, among other things, increases in fuel prices, inclement weather or natural disasters, labor activism, health epidemics, bioterrorism, wars and other armed conflicts or catastrophic events or systems failures, or delays or disruptions caused by our Service Providers’ internal operational capabilities, including as a result of changes in trade and immigration policies, may affect our ability to fulfill our contractual commitments to Customer Partners. For example, adverse weather conditions typically cause reductions in Service Provider capacity. These events may in the future disrupt our ability to source sufficient Service Providers to meet Consumer demand, which could adversely affect our business, financial condition and results of operations.

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

We have operations all over North America, and our operations in California, Texas and Florida have recently been exposed to extreme weather events. For example, our network of Service Providers in California has also been impacted during recent historic wildfires, during which Service Providers cannot access Consumers in need of roadside assistance and after which there is a surge in demand relating to abandoned cars. In addition, in 2021 our network of Service Providers in Texas was unable to meet Consumer demand for roadside assistance during a significant power outage caused by a winter storm. The recent trends in hurricanes over the Gulf Coast has increased the volume of totaled vehicles, and we are often unable to meet the surges in demand for roadside and mobility assistance that follow such extreme weather events.

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

Our continued growth depends in part on our ability to both cost-effectively attract and retain Service Providers who satisfy screening criteria and procedures and increase the use of the platform by existing Service Providers. To attract and retain Service Providers, our Service Provider network management team reaches out directly via the telephone, digital marketing and by attending conferences and tow shows. If we do not continue to attract and provide Service Providers with the flexibility and efficiency of our platform, including our digital accept offering, compelling opportunities to earn income and other incentive programs that are comparable or superior to those of competitors, we may fail to attract new Service Providers or retain existing Service Providers or increase their use of our platform. Additionally, if Customer Partners and Consumers choose to use competing offerings, we may lack sufficient opportunities for Service Providers to earn income, which may reduce the perceived utility of our platform and impact our ability to attract and retain Service Providers.

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
•
problems integrating the acquired products, services, business, facilities or technologies, including issues maintaining uniform standards, procedures, controls and policies;
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

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited due to prior and potential future ownership changes.

We have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2024, we had approximately $194.5 million, $131.3 million and $190.7 million of federal, state and foreign NOLs, respectively.

Our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1896, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. We have undergone ownership changes in the past, which may limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we believe that it is more-likely-than-not that our NOLs or credits will expire unutilized, and we have recorded a full valuation allowance against the related deferred tax assets as of December 31, 2024.

If our ability to use our historical NOLs or credits is materially limited due to prior or potential future ownership changes, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us, and our future cash flows could be adversely affected.

Legal and Regulatory Risks

The terms of our existing Loan Agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We are party to the Loan and Security Agreement with a consortium led by lending affiliates of Highbridge Capital Management, LLC (as amended, the “Highbridge Loan Agreement”) and the asset based revolving credit facility with the lenders party thereto and MidCap Funding IV Trust (the “MidCap Credit Agreement” and together with the Highbridge Loan Agreement, the “Loan Agreements”). As of December 31, 2024, we had an aggregate amount of $40.0 million in stated principal amount of term loans outstanding under the Highbridge Loan Agreement. We were also party to the Third Amended and Restated Loan Agreement with a consortium led by lending affiliates of Structural Capital (as amended, the “Structural Loan Agreement”), pursuant to which we had an aggregate amount of $10.0 million in stated principal amount of term loans outstanding as of December 31, 2024. As of February 26, 2025, we (i) had an aggregate amount of $10.7 million in stated principal amount of revolving loans outstanding under the MidCap Credit Agreement and (ii) fully repaid the amount outstanding under the Structural Loan Agreement.

Our payment obligations under the Loan Agreements reduce cash available to fund working capital, product development and general corporate needs. The principal amount of outstanding term loans under the Highbridge Loan Agreement accrues interest at a fixed rate of interest of 13.0% per annum. Under the MidCap Credit Agreement, we can elect to pay interest in kind for a specified period of time at a rate of 16.0% per annum and thereafter, pay interest in cash at a rate of 13.0% per annum.

Our obligations under each Loan Agreement are secured by substantially all of our assets and the assets of each of our subsidiaries party to each Loan Agreement. The security interest granted over such assets could limit our ability to obtain additional debt financing. In addition, the Loan Agreements contain certain specified affirmative and negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.

The Loan Agreements contain a financial covenant requiring minimum unrestricted cash of at least $5.0 million. The MidCap Credit Agreement contains a fixed charge coverage ratio covenant, triggered upon the occurrence of certain events. The covenants in each Loan Agreement may be difficult to comply with, and the failure to comply could result in the acceleration of our obligations under such Loan Agreement, and, if such acceleration were to occur, it would materially and adversely affect our business, financial condition and results of operations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may not have sufficient funds, and may be unable to arrange for a refinancing or additional financing, to pay the amounts due under the Loan Agreements. The obligations under the Loan Agreements are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt (including a cross-default to each other Loan Agreement) and certain other specified events. If for any reason we become unable to service our debt obligations under either Loan Agreement, or any new debt obligations that we may enter into from time to time, holders of Common Stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt. Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors.

We have in the past defaulted on certain financial, reporting and other covenants under our outstanding loan agreements. While we have to date been successful in obtaining compliance waivers with respect to such covenant defaults, we may not be able to do so in the future on terms advantageous to us or at all.

The agreements governing our indebtedness include certain financial, reporting and other covenants that we must satisfy. In previous years, we have defaulted on certain covenants under our outstanding loan agreements and have received compliance waivers with respect to such covenant defaults from certain of our lenders. In addition, the convertible promissory notes issued by the Company in July 2022 (“2022 Convertible Notes”) were not repaid on the maturity date of June 30, 2024 since, pursuant to their terms, they are subordinated to the Company’s senior outstanding indebtedness and may not be repaid while the senior debt remains outstanding. Holders of 2022 Convertible Notes may be dissatisfied with such subordination, and any engagement with such holders may be time consuming and distracting to management. We cannot provide any assurance that the lenders under our outstanding loan agreements or any other indebtedness would provide us with a waiver or forbearance should we not be in compliance in the future. A failure to maintain compliance would cause the outstanding borrowings to be in default and payable on demand, which could trigger cross-default provisions in other indebtedness agreements, potentially leading to further defaults or accelerations of payment obligations, adversely impact our relationships with current and potential lenders, investors and other stakeholders, and affect our ability to raise additional capital, which would have a material adverse effect on us and our ability to continue as a going concern.

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

The current administration has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws. Congress may consider some or all of these proposals in connection with additional tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.

In addition, the Organisation for Economic Co-operation and Development (“OECD”), issued final action items or proposals related to its initiative to combat base erosion and profit shifting (“BEPS”). The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. Some countries have incorporated the BEPS proposals into their laws, and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of our customer’s location than do traditional “arm’s length” income sourcing provisions. Some of the BEPS and related proposals, if enacted into law in the countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to such matters, could adversely affect our business, financial condition and results of operations.

We rely on a variety of techniques when marketing to Customer Partners, and we are subject to various laws and regulations that govern such marketing and advertising practices. Additionally, our business relies on our ability to collect, receive, store, use, generate, transfer, disclose, make accessible, protect, share and otherwise process personal data and other sensitive information (such as personal data that identifies or is identifiable to actual or prospective customers, suppliers, personnel or others), proprietary and confidential business information, trade secrets, intellectual property and sensitive third-party information. As a result, we are, or may become, subject to numerous federal, state, local and foreign data laws, regulations, industry standards, policies, contracts and other actual and asserted obligations relating to privacy, data protection and cybersecurity. For example, we are or may become subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, numerous other state laws, the European Union General Data Protection Regulation, the UK Data Protection Act and UK General Data Protection Regulation, the Privacy and Electronic Communications Directive (2002/58/EC), and other national legislation relating to privacy, cybersecurity, data protection, marketing and advertising and consumer protection.

Laws and regulations relating to these matters are evolving and subject to potentially differing interpretations. These laws, regulations, and other actual and asserted obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We may publish privacy policies, notices and other documentation and statements regarding our collection, processing, use and disclosure of personal data and/or other data. Although we endeavor to comply with our published policies, notices, documentation, and statements, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, Customer Partners or Service Providers fail to comply with our policies and documentation. Although we endeavor to comply with our published policies and notices, other statements and documentation and all applicable laws and regulations, and certain other guidance, industry standards, policies, contracts and other actual and asserted obligations relating to privacy, data protection, cybersecurity, advertising and consumer protection, we may at times fail to do so or may be perceived to have failed to do so. If we fail, or are perceived to have failed, to address or comply with any actual or asserted obligations related to privacy, cybersecurity, data protection, marketing, advertising or consumer protection, we could face private claims, demands and litigation, including class action litigation; government enforcement actions and proceedings that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of data; requirements to change the manner in which we process data; and orders to destroy or not use data. Any of these events could have a material adverse effect on our reputation, business or financial condition, and could lead to a loss of actual or prospective Customer Partners, Service Providers or Consumers; result in an inability to process data or to operate in certain jurisdictions; limit our ability to sell or distribute our products; or require us to revise or restructure our policies and other aspects of our operations, which we may be unable to do in a commercially reasonable manner or at all. Moreover, such claims or other proceedings, even if not resulting in liability, could be expensive and time-consuming to defend and could result in diversion of management’s attention and adverse publicity that could harm our business or have other material adverse effects. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences relating to any such matter or to any actual or perceived unauthorized use, disclosure, or other processing of data that is stored or handled as part of operating our business.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance, regarding privacy, data protection, cybersecurity, consumer protection and advertising. Each of these laws and regulations, and any other such changes or new laws or regulations, or other actual or asserted obligations, including regulatory guidance and industry standards, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal data and other data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Moreover, Customer Partners and Service Providers may stop or limit their sharing of data with us. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, may hinder our research and development efforts, and otherwise limit and disrupt operations, which, in turn, could adversely affect our business, financial condition and results of operations.

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

We have incurred and will continue to incur increased costs and obligations as a result of being a public company.

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

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

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

On September 30, 2024, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the minimum bid price of our Common Stock had been below $1.00 per share for 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day grace period (the “Compliance Period”). In the event that at the expiration of the Compliance Period, the closing bid price of our Common Stock has not been at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would notify us that our Common Stock would be subject to delisting.

We continue to monitor closely our Common Stock’s closing bid price and consider plans for regaining compliance with Nasdaq’s Listing Rule 5550(a)(2). On March 12, 2025, we held a special meeting at which our stockholders approved a reverse stock split at various ratios (the “Reverse Stock Split”) and, contemporaneously with the Reverse Stock Split, a reduction to the number of shares of authorized Common Stock from 1,000,000,000 to 500,000,000 (the “Authorized Share Reduction”), after which our Board approved the Reverse Stock Split at a ratio of 1-for-12. We intend to effect the Reverse Stock Split and the Authorized Share Reduction by causing the filing of an amendment to our amended and restated certificate of incorporation (the “Charter”) with the Delaware Secretary of State. Following the Reverse Stock Split, the par value per share of our Common Stock will remain unchanged at $0.001. The Reverse Stock Split is primarily intended to bring the Company into compliance with the listing standards of Nasdaq, however, there can be no assurance that the Reverse Stock Split will have the desired effects, or that we will be able to regain compliance with the applicable rules or other Nasdaq listing requirements.

If we fail to regain and maintain compliance with the Minimum Bid Price Requirement or other Nasdaq listing requirements, our Common Stock could be delisted from Nasdaq. If that occurs, the liquidity of our Common Stock would be adversely affected, and its market price could decrease. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with Customer Partners, which could adversely affect our business, financial condition and results of operations. In addition, our Common Stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our Common Stock, and we would also become subject to additional states’ securities regulations in connection with any sales of our securities.

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

Board Oversight and Cybersecurity Governance

Our cybersecurity strategy is firmly anchored in a governance structure that emphasizes board oversight. The Board of Directors work to ensure our cybersecurity posture and cybersecurity risks are adequately evaluated and managed in alignment with our business objectives. To this end, the Board receives regular updates on our critical cybersecurity initiatives, risk management practices, and incident response measures. This oversight ensures that cybersecurity remains a top priority at the executive level and that strategic decisions reflect our commitment to safeguarding our digital assets.

The Board is supported by the Cybersecurity Risk Committee, a specialized group that includes senior executives and departmental representatives from IT, legal, human resources, and operations. This committee is charged with the development of cybersecurity policies, evaluation of defense mechanisms, and oversight of the company's response to cyber incidents.

Our Cybersecurity Risk Committee, led by our Chief Financial Officer, receives input from third party cybersecurity risk advisors that bring decades of experience in designing, implementing, and managing cyber security risk programs. They are experts in the assessment, identification, and management of cybersecurity risk. Our Cybersecurity Risk Committee members meet and collaborate regularly with our information technology and operations teams, stay abreast of industry trends and relevant regulations, and regularly inform management of various cybersecurity risks, trends, threats, and countermeasure techniques.

Cybersecurity Risk Management Program

Our Cybersecurity Risk Management Program is designed around the Center for Internet Security (CIS) Controls version 18. The CIS Controls offer a strategic framework that directs our implementation of effective cybersecurity defenses across 18 critical areas, ranging from asset management to data protection and network security.

A cornerstone of our cybersecurity governance is the annual performance of comprehensive cybersecurity risk assessments performed by third party cybersecurity advisors. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as monitor and test our safeguards. The insights gained from these assessments inform the continuous refinement of our cybersecurity strategies and defense mechanisms. As a core component of our risk management process, all employees are required to participate in annual information security training.

We engage third parties annually to evaluate our information security posture, risks and third-party service provider solutions as part of our overall risk management activities. We maintain an inventory of vendors and third-party service providers and evaluate those service providers for cybersecurity risks annually at a minimum.

Cybersecurity Incidents and Responses

As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats that have materially impacted our Company, our business operations, and our financial condition. Recognizing the potential impact of significant disruptions, we remain committed to fortify our systems against evolving threats. Any significant disruption to our ability to transact business could adversely affect our business performance as well as our reputation. For additional detail about the cybersecurity risks facing our Company, and whether they are reasonably likely to affect our Company, please see the discussion in Item 1A, “Risk Factors.”

Our commitment to cybersecurity resilience includes an ongoing monitoring program and a well-defined incident response plan that provides guidelines for mitigating the impact of cyber threats. These processes are periodically reviewed and updated to address emerging threat intelligence and other matters.

Future Directions

Looking ahead Urgently is dedicated to maintaining a vigilant stance against cyber threats. We will continue to invest in cutting-edge cybersecurity technologies, enhance our staff training programs, and foster collaborations with leading cybersecurity experts. Our board-driven, proactive approach to cybersecurity risk management is integral to our mission of delivering unparalleled value to our customers, employees, and shareholders, safeguarding our reputation, and ensuring the long-term success of our Company.

Item 2. Properties.

Our headquarters are located in Vienna, Virginia, where we have approximately 8,417 square feet of leased office space. The lease for this facility expires in August 2025. In addition, we lease 14,000 square feet of office space in Reno, Nevada, the lease of which expires in October 2027.

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

As of March 11, 2025, we had 73 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business. Notwithstanding the foregoing, any determination to pay cash dividends will be at the discretion of the Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

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

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to (a) the business of Urgent.ly Inc. and its subsidiaries prior to the October 19, 2023 merger with Otonomo Technologies Ltd. or (b) Urgent.ly Inc. together with its consolidated subsidiaries, after the consummation of the merger.

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 49 Customer Partners and more than 75,400 participating Service Provider vehicle drivers in our network as of December 31, 2024, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

We generate substantially all of our revenue from our Customer Partners, who contract with us to fulfill roadside assistance service requests for Consumers. We connect Consumers with nearby Service Providers who provide the requested roadside assistance. We enter into multi-year contracts with our Customer Partners, which are typically three years, and we generate revenue on a per-incident basis, including negotiated rates customized for each Customer Partner. We also generate revenue from Customer Partner membership programs, which are typically offered to Consumers through an out-of-warranty vehicle maintenance program or bundled with other subscription membership offerings, on a fixed fee basis. We recognize subscription revenue from our Customer Partner membership programs ratably over the term of service, which is typically one year. We also offer our platform as a SaaS solution to enable certain of our Customer Partners’ roadside assistance services. We believe the integration of Otonomo’s Mobility Platform has further enhanced the customer service experience for Consumers on our platform by improving data capabilities, features, and data ingest capacity. We recognize revenue from our SaaS offering ratably over the life of the contract, which is typically one to three years. We make payments to our Service Providers on a per-job basis, typically within three weeks from job completion.

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

Otonomo Merger and Divestiture

On October 19, 2023, we completed our acquisition of Otonomo Technologies Ltd. (“Otonomo”) in accordance with the terms of the Agreement and Plan of Merger, dated as of February 9, 2023 (the “Merger Agreement”), by and among the Company, Otonomo and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and a direct wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the terms and conditions thereof, Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly-owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”). At the time at which the Merger became effective pursuant to the terms of the Merger Agreement, upon the terms and subject to the conditions set forth in the Merger Agreement, we issued an aggregate of 5,435,568 shares of our Common Stock to former Otonomo shareholders, based on an exchange ratio of 0.51756 shares of Common Stock for each Otonomo ordinary share.

On September 19, 2024, we completed the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited (“The Floow”) as part of our strategic effort to divest non-core assets and dedicate our resources to advancing our core business (the “Divestiture”). As a result of the Divestiture, we returned 51% equity ownership to The Floow’s management while retaining 49% ownership in the form of 3,000,000 preference shares of The Floow.

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

During 2024, we were successful in renewing and expanding nine existing Customer Partners and acquiring four new Customer Partners, three of which were launched in 2024. A Customer Partner accounting for approximately 25% of our revenue in 2023 did not renew its agreement with us when the existing contract expired by its terms on January 31, 2024. Additionally, in October 2024, we were informed that another Customer Partner, a top five global OEM, shifted strategy and would no longer provide mobile technical support using our software resulting in a contract winddown in December 2024. This Customer Partner accounted for less than 5% of our revenue in 2024.

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

While we embarked on an aggressive growth plan in early 2022, as a result of the adverse macro-economic environment we pivoted to a more judicious staffing model. In addition, due to staffing challenges in the United States caused by the pandemic and government stimulus payments coupled with remote work, and to maintain reliable and high-quality service, in 2022 and 2023 we migrated portions of our customer support representatives to more cost-effective alternatives (this migration together with our judicious staffing model, the “Realignment”). As we maintain our priorities, we expect our operating expenses to decrease in the short term relative to historical periods but increase over the longer term as we continue our targeted investments in growth. Although we expect operating expenses will increase, based on the Realignment actions, we also expect leverage with our operating expenses, resulting in a lower operating expense as a percentage of revenue metric.

In 2024, we capitalized $5.9 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $4.0 to $5.0 million during 2025.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with 5 stars being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the years ended December 31, 2024 and 2023, our CSAT was 4.5 and 4.6, respectively.

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

For the years ended December 31, 2024 and 2023, we completed approximately 0.9 million and 1.1 million dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating expenses	$58,753	$83,985
Less: Depreciation and amortization expense	(4,227)	(990)
Less: Stock-based compensation expense	(2,359)	(2,473)
Less: Non-recurring transaction costs	(1,651)	(21,338)
Less: Restructuring costs	(1,756)	(340)
Non-GAAP operating expenses	$48,760	$58,844

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating loss	$(27,194)	$(46,104)
Add: Depreciation and amortization expense	4,227	990
Add: Stock-based compensation expense	2,359	2,473
Add: Non-recurring transaction costs	1,651	21,338
Add: Restructuring costs	1,756	340
Non-GAAP operating loss	$(17,201)	$(20,963)

Components of Results of Operations

Revenue

We generate substantially all of our revenues from roadside assistance services (“RAS”) initiated through our software platform primarily in the United States and Canada. We contract with Customer Partners to provide the outsourced delivery for all or portions of their roadside assistance plans for Consumers. We manage the entire RAS process after receiving the initial motorist distress call or web-based request through final disposition. We currently operate under two different service models for our Customer Partners: (i) full-service outsourcing of RAS-flat rate and (ii) full-service outsourcing of RAS-claim cost pass-through.

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” and Note 4 “Revenue” to our audited consolidated financial statements for the years ended December 31, 2024 and 2023 contained in this Annual Report on Form 10-K.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation expenses, including equity-based compensation, in support of new business capture, Customer Partner management and marketing such as commissions, salaries, and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, Customer Partner advocacy management and brand-building.

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

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation of capitalized property, equipment and software and amortization of acquired finite-lived intangible assets and capitalized software costs.

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
•
Loss on divestiture, which represents the loss recognized in connection with the Divestiture.
•
Other income (expense), net, which primarily represents foreign currency exchange gains and losses relating to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our international subsidiaries’ functional currency of the U.S. dollar.

Provision (Benefit) for Income Taxes

Income tax expense or benefit is related to the provision for federal, state and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Total revenue	$142,905	$184,653
Cost of revenue	111,346	146,772
Gross profit	31,559	37,881
Operating expenses:
Research and development	13,932	16,907
Sales and marketing	5,870	5,065
Operations and support	13,436	24,355
General and administrative	21,288	36,668
Depreciation and amortization	4,227	990
Total operating expenses	58,753	83,985
Operating loss	(27,194)	(46,104)
Other income (expense), net	(15,586)	118,693
Income (loss) before income taxes	(42,780)	72,589
Provision (benefit) for income taxes	1,247	(2,140)
Net income (loss)	(44,027)	74,729

The following table is a summary of our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Total revenue	100%	100%
Cost of revenue	78%	79%
Gross margin	22%	21%
Operating expenses:
Research and development	10%	9%
Sales and marketing	4%	3%
Operations and support	9%	13%
General and administrative	15%	20%
Depreciation and amortization	3%	1%
Total operating expenses	41%	45%
Operating loss	(19)%	(25)%
Other income (expense), net	(11)%	64%
Income (loss) before income taxes	(30)%	39%
Provision (benefit) for income taxes	1%	(1)%
Net income (loss)	(31)%	40%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

Revenue decreased by $41.7 million, or 23%, to $142.9 million in the year ended December 31, 2024 from $184.7 million in the year ended December 31, 2023. This was primarily driven by a decrease in dispatch volumes from the non-renewal of one auto manufacturer Customer Partner accounting for $42.1 million, and our decision to shift away from less profitable revenue and lower volume across several existing accounts which collectively accounted for a $15.7 million decrease in revenue. This decrease was offset by account growth across several existing accounts and the launch of a new auto manufacturer Customer Partner that accounted for a $12.7 million increase in revenue, and additional revenue of $3.4 million contributed from Otonomo.

Cost of Revenue

Cost of revenue decreased by $35.4 million, or 24%, to $111.3 million in the year ended December 31, 2024 from $146.8 million in the year ended December 31, 2023. The decrease was primarily related to an overall decline in dispatch volume resulting in a $35.9 million reduction in Service Provider fees and a reduction in first call support and platform costs in the amount of $0.9 million. The decrease was offset by an increase of $0.3 million in average Service Provider fees for the year ended December 31, 2024 and $1.1 million in cost of revenue for the year ended December 31, 2024 attributed to Otonomo.

Gross Profit

Our gross profit for the year ended December 31, 2024 was $31.6 million, or a 22% margin, compared to $37.9 million, or a 21% margin, for the year ended December 31, 2023. The decrease in gross profit was driven by the overall reduction in dispatch volume. The gross margin increase of 1% was driven by an overall increase in revenue per dispatch which was greater than the increase in average Service Provider fees for the year ended December 31, 2024.

Operating Expenses

Research and Development

Research and development expense decreased by $3.0 million, or 18%, to $13.9 million in the year ended December 31, 2024 from $16.9 million in the year ended December 31, 2023. The reduction was primarily driven by the introduction of software capitalization of $5.9 million and IT infrastructure costs of $0.7 million, offset by an increase of $2.8 million in Otonomo research and development costs and a $0.8 million increase in employee and employee-related expenses. There were 76 and 144 (of which 64 were attributable to Otonomo) research and development employees as of December 31, 2024 and 2023, respectively.

As a percentage of total revenue, research and development expense increased by 1% to 10% in the year ended December 31, 2024 from 9% in the year ended December 31, 2023 due to shifting development personnel more toward capitalizable research and development projects such as Customer Partner integrations and margin improvement initiatives.

Sales and Marketing

Sales and marketing expense increased by $0.8 million, or 16%, to $5.9 million in the year ended December 31, 2024 from $5.1 million in the year ended December 31, 2023. The increase was primarily driven by $1.3 million in Otonomo sales and marketing expense offset by a $0.5 million reduction in employee-related expenses. There were 18 and 53 (of which 30 were related to Otonomo) sales and marketing employees as of December 31, 2024 and 2023, respectively.

As a percentage of total revenue, sales and marketing expense increased by 1% to 4% in the year ended December 31, 2024 from 3% in the year ended December 31, 2023 due to the costs associated with integrating the Otonomo business.

Operations and Support

Operations and support expense decreased by $10.9 million, or 45%, to $13.4 million in the year ended December 31, 2024 from $24.4 million in the year ended December 31, 2023. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Canada, Colombia and Jamaica, resulting in a cost reduction of $8.0 million; a reduction of employee-related costs resulting in a cost reduction of $1.8 million; and a reduction in overall spending related to business and information technology tools, resulting in cost reductions of $1.1 million. There were 40 and 83 operations and support employees as of December 31, 2024 and 2023, respectively, and 189 and 404 customer support representative full-time employees as of December 31, 2024 and 2023, respectively.

As a percentage of total revenue, operations and support expense decreased by 4% to 9% in the year ended December 31, 2024 from 13% in the year ended December 31, 2023. The decrease was primarily driven by customer support call center transformation initiatives consistent with the Realignment.

General and Administrative

General and administrative expense decreased by $15.4 million, or 42%, to $21.3 million in the year ended December 31, 2024 from $36.7 million in the year ended December 31, 2023. The decrease was primarily related to a decrease in Merger-related expenses of $20.3 million and a $0.8 million decrease in employee-related expenses associated with executive level restructuring, offset by $2.0 million in Otonomo general and administrative expenses, a one-time increase in state sales taxes of $0.8 million resulting from a multi-year tax audit, higher business insurance costs of $0.7 million based on the external insurance markets and enhanced coverage, an increase in bad debt expense of $0.6 million, an increase of fees, licenses, and permits of $0.6 million, an increase in board fees and related expense of $0.5 million, an increase in information technology platform expense of $0.3 million, and an increase in other professional services related expenses in the amount of $0.2 million. There were 48 and 69 (of which 14 related to Otonomo) general and administrative employees as of December 31, 2024 and 2023, respectively.

As a percentage of total revenue, general and administrative expense decreased by 6% to 14% in the year ended December 31, 2024 from 20% in the year ended December 31, 2023. The decrease was primarily driven by a decrease in Merger-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.2 million, or 327%, to $4.2 million in the year ended December 31, 2024 from $1.0 million in the year ended December 31, 2023. The increase was primarily due to amortization of intangible assets acquired in the Merger and $0.8 million of amortization related to capitalized software costs.

Other Income (Expense), net

Other income (expense), net decreased by $134.3 million, or 113%, to net expense of $15.6 million in the year ended December 31, 2024 from net income of $118.7 million in the year ended December 31, 2023 due primarily to: a $73.4 million bargain purchase gain from the Merger; a net change of $48.4 million in gains/losses on the extinguishment of debt; a $3.3 million loss on the Divestiture; a $0.5 million increase in interest income; and $43.2 million in net losses resulting from changes in the fair values of derivative, warrant, and purchase consideration liabilities in 2023.

Provision (Benefit) for Income Taxes

Income tax expense of $1.2 million for the year ended December 31, 2024 was due primarily to interest earned by one subsidiary on an intercompany loan. The income tax benefit of $2.1 million for the year ended December 31, 2023 was due primarily to a reduction in the deferred tax liability established in connection with the application of the acquisition method of accounting for the Merger.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, we believe that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of the consolidated financial statements, and management concluded that there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 “Organization” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2024 as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of December 31, 2024, we had a total of $14.2 million in liquid assets consisting of cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of December 31, 2024, our principal debt balance totaled $54.3 million with maturity dates through July 31, 2026.

In December 2024, we amended our Structural Loan Agreement and our Highbridge Loan Agreement to extend the maturity dates thereunder to February 1, 2025 and March 3, 2025, respectively. In January 2025, we amended our Structural Loan Agreement and Highbridge Loan Agreement to extend the maturity dates thereunder to February 15, 2025 and March 17, 2025, respectively. In February 2025, we amended our Structural Loan Agreement and Highbridge Loan Agreement to extend the maturity dates thereunder to February 28, 2025 and March 31, 2025, respectively.

In February 2025, we entered into the MidCap Credit Agreement in an aggregate principal amount not to exceed the lesser of a $20.0 million commitment amount and the available borrowing base thereunder. As of February 26, 2025, we (i) had an aggregate amount of $10.7 million in stated principal amount of revolving loans outstanding under the MidCap Credit Agreement and (ii) fully repaid the amount outstanding under the Structural Loan Agreement. The remainder of the available revolving loans may be used for working capital needs and for general corporate purposes of the Company and its subsidiaries.

In February 2025, we also entered into an eighth amendment to the Highbridge Loan Agreement (the “Eighth Amendment”), to, among other things, (i) permit our entry into the MidCap Credit Agreement, (ii) modify the interest rate to permit the company to pay interest in kind for a specified period of time at a rate of 16.0% per annum, and thereafter, pay interest in cash at a rate of 13.0% per annum, subject to certain conditions, (iii) extend the maturity date thereunder from March 31, 2025 to July 31, 2026 and (iv) provide for the payment of an amendment fee in an amount of $2,600,000.

In February 2025, we also entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, we issued 1,358,073 shares (the “Eighth Amendment Premium Shares”) of Common Stock. We also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) are repaid in full prior to July 1, 2025, we will issue 1,344,492 shares of Common Stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. If an Investor (together with such Investor’s affiliates, any person acting as a group together with such Investor or such Investor’s affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with such Investor or such Investor’s affiliates for purposes of Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended) would beneficially own in excess of 9.9% (or, at the election of the Investor, 4.9%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the Eighth Amendment Premium Shares or the Subsequent Eighth Amendment Premium Shares, as applicable, issuable to such Investor, in lieu of acquiring such Eighth Amendment Premium Shares or Subsequent Eighth Amendment Premium Shares, such Investor shall acquire pre-funded warrants to issue up to the equivalent number of shares of Common Stock (the “Warrants”). The Warrants have or will have, as applicable, an exercise price of $0.001 and a ten-year term.

In February 2025, we and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we have agreed to use our commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission for the resale of the Eighth Amendment Premium Shares, any Subsequent Eighth Amendment Premium Shares

and any shares of Common Stock issuable upon exercise of the Warrants. Under the Registration Rights Agreement, the Investors are also entitled to piggyback registration rights.

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

For additional detail, see Note 9 “Debt Arrangements” and Note 20 “Subsequent Events” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 9 “Debt Arrangements” and for further information on our leases, see Note 18 “Leases” of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Material Cash Requirements

Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our term loans, convertible notes, contingent purchase consideration and leases for our office locations. As of December 31, 2024, our principal contractual cash obligations consisted of the following:

	Next 12 Months	Beyond 12 Months	Total
	(in thousands)
Term loans - principal	$10,000	$40,000	$50,000
Term loans - fees	3,246	8,042	11,288
Convertible notes - principal	4,257	—	4,257
Convertible notes - interest	1,547	—	1,547
Contingent purchase consideration	2,925	—	2,925
Operating lease obligations	502	502	1,004
	$22,477	$48,544	$71,021

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,786)	$(65,145)
Investing activities	24,700	81,767
Financing activities	(18,066)	14,405
Net increase (decrease) in cash, cash equivalents and restricted cash, excluding the impact of foreign currency exchange rate changes	$(24,152)	$31,027

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $30.8 million primarily due to a net loss of $44.0 million, excluding the impact of non-cash income totaling $17.3 million; an increase in prepaid expenses and other assets of $0.9 million; a decrease in accounts payable of $1.4 million; a decrease in accrued expenses of $5.5 million; a decrease in long-term liabilities of $4.6 million; a decrease in deferred revenue of $0.1 million; and a decrease in lease liabilities of $0.8 million. Sources of cash from operating activities resulted from a decrease in accounts receivable of $9.2 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $24.7 million due to proceeds of $32.3 million from the sale of marketable securities, offset by $1.6 million in purchases of equipment and software, $5.4 million in investments in capitalized software, and divested cash of $0.6 million in connection with the Divestiture.

Net cash provided by investing activities for the year ended December 31, 2023 was $81.8 million due to $44.7 million in cash and equivalents acquired from the Merger and proceeds of $37.2 million from the sale of marketable securities, offset by $0.1 million in purchases of equipment and software.

During 2025, we expect to capitalize software costs associated with internal development and Customer Partner implementations between $4.0 million and $5.0 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $18.1 million due to $17.5 million in payments on the Structural Capital term loan and $0.6 million in payments of deferred financing fees related to the Structural Loan Agreement and Highbridge Loan Agreement.

Net cash provided by financing activities for the year ended December 31, 2023 was $14.4 million due to $4.7 million in proceeds from the convertible promissory notes issued by the Company in April and May 2023 and $10.0 million in proceeds on the Structural Loan Agreement, offset by $0.3 million in payments of deferred financing fees.

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

We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements:

Capitalized Software

The Company incurs costs to develop, modify, or implement software for internal use as it delivers on significant contracts for which its product offering has expanded. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. The Company uses a project-based approach to accumulate employee hours allocated to specific projects. Employees and contractors input their hours into a time-tracking system based on a reasonable estimate of time spent on each project. Capitalized costs are then calculated using an estimated burdened hourly rate.

For additional information on these critical accounting estimates and all other estimates in the preparation of the consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a description of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise reported under this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 because of (i) a material weakness identified in connection with the audit of our financial statements for the year ended December 31, 2024 related to the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements and (ii) our previously-identified material weakness that has not been remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The previously identified material weakness is related to a lack of evidence of segregation of duties within the accounting and finance function.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act because of our status as an “emerging growth company.”

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weakness identified in connection with the audit of our financial statements for the year ended December 31, 2024, we are in the process of implementing our remediation plan, which includes steps to design and maintain new or revising existing controls to prevent or detect inappropriate user and privileged access to our IT systems.

We have made progress toward remediation of the previously-identified material weakness in control deficiencies described above. We are in the process of reorganizing our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weakness.

Our management believes that these actions will enable us to address the material weaknesses in a timely manner and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, these material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the identification of the new material weakness related to IT general controls described above and the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated herein by reference.

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

(2) Exhibits.

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

4.1	Description of Securities of Urgent.ly, Inc. (incorporated by reference from Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 29, 2024).
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

4.7

Form of 2021 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.8

Form of 2023 Warrant Agreement between Urgent.ly Inc. and certain affiliates of Structural Capital, as amended (incorporated by reference from Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on October 18, 2023).

4.9	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).
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

10.6#

Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Matthew Booth (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2025).

10.7#

Second Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Timothy Huffmyer (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 27, 2025).

10.8†

Deed of Lease between Urgent.ly Inc. and P6/ Griffith 809 Westwood LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

10.9#

Form of Stock Option Agreement under Urgent.ly Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to the registrant’s Registration Statement on Form S-4/A (File No. 333-271937) filed with the SEC on June 22, 2023).

10.10#

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

10.14#*	Urgent.ly Inc. Outside Director Compensation Policy.
10.15†

Third Amended and Restated Loan and Security Agreement, dated as of January 19, 2024, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed on March 29, 2024).

10.16†

Fourth Amendment to Loan and Security Agreement, dated as of January 19, 2024, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed on March 29, 2024).

10.17*

First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 31, 2024, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent.

10.18*	Fifth Amendment to Loan and Security Agreement, dated as of December 31, 2024, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent.
10.19*

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent.

10.20*	Sixth Amendment to Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent.
10.21*

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent.

10.22*

Seventh Amendment to Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent.

10.23

Credit, Security and Guaranty Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.24

Eighth Amendment to Loan and Security Agreement, dated as of February 26, 2025, among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.25

Purchase Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc. and the investors party thereto (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.26

Registration Rights Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc. and the investors party thereto (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

19.1*	Urgent.ly Inc. Insider Trading Policy.
21.1*	Subsidiaries of Urgent.ly Inc.
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm for Urgent.ly Inc.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Urgent.ly Inc. Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed on March 29, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

# Management contract or compensatory plan or arrangement.

* Filed herewith.

^ These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Urgent.ly Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

URGENT.LY INC.

Date: March 14, 2025	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2025	By:	/s/ Timothy C. Huffmyer
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

Name	Title	Date

/s/ Matthew Booth	Chief Executive Officer and Director	March 14, 2025
Matthew Booth	(Principal Executive Officer)

/s/ Timothy C. Huffmyer	Chief Financial Officer	March 14, 2025
Timothy C. Huffmyer	(Principal Financial and Accounting Officer)

/s/ Gina Domanig	Director	March 14, 2025
Gina Domanig

/s/ Suzie Doran	Director	March 14, 2025
Suzie Doran

/s/ Andrew Geisse	Director	March 14, 2025
Andrew Geisse

/s/ James M. Micali	Director	March 14, 2025
James M. Micali

/s/ Ryan Pollock	Director	March 14, 2025
Ryan Pollock

/s/ Benjamin Volkow	Director	March 14, 2025
Benjamin Volkow

/s/ Alexandre Zyngier	Director	March 14, 2025
Alexandre Zyngier

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Urgent.ly Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urgent.ly Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Urgent.ly Inc. as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Tysons, Virginia

March 14, 2025

URGENT.LY INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$14,054	$37,699
Restricted cash	125	557
Short-term deposits	—	10,539
Marketable securities	—	20,816
Accounts receivable, net of allowance for expected losses of $747 and $27 at December 31, 2024 and 2023, respectively	22,890	33,905
Prepaid expenses and other current assets	3,687	4,349
Total current assets	40,756	107,865
Right-of-use assets	810	2,437
Property and equipment, net of accumulated depreciation of $405 and $938 at December 31, 2024 and 2023, respectively	1,577	871
Capitalized software costs, net of accumulated amortization of $810 and $887 at December 31, 2024 and 2023, respectively	4,637	—
Intangible assets, net of accumulated amortization of $2,008 and $882 at December 31, 2024 and 2023, respectively	4,396	9,283
Other non-current assets	1,895	738
Total assets	$54,071	$121,194
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,900	$4,478
Accrued expenses	19,838	22,274
Deferred revenue, current	153	456
Current lease liabilities	446	710
Current portion of long-term debt, net	14,257	3,193
Total current liabilities	37,594	31,111
Long-term lease liabilities	466	2,045
Long-term debt, net	39,883	66,076
Other long-term liabilities	7,798	12,358
Total liabilities	85,741	111,590
Stockholders’ equity (deficit):
Common stock, par value $0.001; 1,000,000,000 shares authorized, 13,499,676 and 13,311,927 issued and outstanding at December 31, 2024 and 2023, respectively	14	13
Additional paid-in capital	167,112	164,920
Accumulated deficit	(198,796)	(154,769)
Accumulated other comprehensive loss	—	(560)
Total stockholders’ equity (deficit)	(31,670)	9,604
Total liabilities and stockholders’ equity (deficit)	$54,071	$121,194

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$142,905	$184,653
Cost of revenue (excluding depreciation and amortization)	111,346	146,772
Gross profit	31,559	37,881
Operating expenses:
Research and development	13,932	16,907
Sales and marketing	5,870	5,065
Operations and support	13,436	24,355
General and administrative	21,288	36,668
Depreciation and amortization	4,227	990
Total operating expenses	58,753	83,985
Operating loss	(27,194)	(46,104)
Other income (expense), net:
Interest expense	(14,232)	(46,800)
Interest income	1,045	509
Change in fair value of derivative liability	—	32,562
Change in fair value of warrant liability	—	10,731
Change in fair value of contingent purchase consideration	1,692	1,615
Warrant expense	—	(1,047)
Gain (loss) on debt extinguishment	(1,405)	46,947
Bargain purchase gain	—	73,410
Loss on divestiture	(3,290)	—
Foreign exchange gain (loss)	604	766
Total other income (expense), net	(15,586)	118,693
Income (loss) before income taxes	(42,780)	72,589
Provision (benefit) for income taxes	1,247	(2,140)
Net income (loss) attributable to common stockholders	$(44,027)	$74,729
Other comprehensive income (loss):
Foreign currency translations adjustments	630	(630)
Unrealized gains (losses) on marketable securities	(70)	70
Other comprehensive income (loss)	560	(560)
Comprehensive income (loss)	$(43,467)	$74,169

Earnings (loss) per share attributable to common stockholders:
Basic	$(3.28)	$26.98
Diluted	$(3.28)	$25.36

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible				Additional		Accumulated Other	Total
	Preferred Stock Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2022	157,395	$46,334	154,786	$—	$48,327	$(229,498)	$—	$(181,171)
Exercise and vesting of stock-based awards, net of shares withheld for taxes	—	—	178,067	—	(392)	—	—	(392)
Common shares issued in connection with the Otonomo merger	—	—	5,435,568	5	31,027	—	—	31,032
Conversion of convertible notes and warrants to common shares in connection with the Otonomo merger	(157,395)	(46,334)	7,487,841	8	82,542	—	—	82,550
Issuance of common stock for services	—	—	55,665	—	943	—	—	943
Stock-based compensation expense	—	—	—	—	2,473	—	—	2,473
Comprehensive income (loss)	—	—	—	—	—	74,729	(560)	74,169
Balance, December 31, 2023	—	$—	13,311,927	$13	$164,920	$(154,769)	$(560)	$9,604
Exercise and vesting of stock-based awards, net of shares withheld for taxes	—	—	187,749	1	(167)	—	—	(166)
Stock-based compensation expense	—	—	—	—	2,359	—	—	2,359
Comprehensive income (loss)	—	—	—	—	—	(44,027)	560	(43,467)
Balance, December 31, 2024	—	$—	13,499,676	$14	$167,112	$(198,796)	$—	$(31,670)

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(44,027)	$74,729
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,227	990
Amortization of right-of-use assets	609	670
Amortization of contract costs to obtain	87	91
Amortization of contract costs to fulfill	168	46
Amortization of deferred financing fees	673	1,193
Stock-based compensation	2,359	2,473
Deferred income taxes	—	(2,293)
Bad debt expense	735	194
Foreign currency loss (gain)	(52)	197
Investments interest receivable, amortization and accretion	(950)	(493)
Loss (gain) on debt extinguishment	1,405	(46,947)
Bargain purchase gain	—	(73,410)
Loss on divestiture	3,290	—
Loss on disposal of property, equipment and software	191	61
Change in fair value of derivative, warrant, and contingent consideration liabilities	(1,692)	(44,908)
Warrant expense	—	1,047
Noncash interest expense	6,276	36,667
Issuance of common stock or warrants for services	—	943
Changes in operating assets and liabilities:
Accounts receivable	9,212	576
Prepaid expenses and other current assets	(776)	(1,974)
Other assets	(167)	(26)
Accounts payable	(1,402)	(5,259)
Accrued expenses	(5,477)	(15,034)
Deferred revenue	(90)	(127)
Lease liabilities	(825)	(727)
Long-term liabilities	(4,560)	6,176
Net cash used in operating activities	(30,786)	(65,145)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,578)	(149)
Investment in capitalized software	(5,447)	—
Proceeds from sale of marketable securities	32,305	37,199
Divested cash	(580)	—
Cash acquired from the Otonomo merger	—	44,717
Net cash provided by investing activities	24,700	81,767
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	10,000
Repayment of long-term debt	(17,500)	—
Payments of deferred financing fees	(566)	(291)
Proceeds from issuance of convertible notes payable	—	4,696
Net cash provided by (used in) financing activities	(18,066)	14,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	75	(178)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,077)	30,849
Cash, cash equivalents and restricted cash, beginning of year	38,256	7,407
Cash, cash equivalents and restricted cash, end of year	$14,179	$38,256

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,172	$10,055
Cash paid for income taxes	$560	$191

Supplemental noncash investing and financing activities:
Common stock consideration for Otonomo merger	$—	$31,032
Net assets acquired from the Otonomo merger, excluding cash	$—	$63,449
Conversion of convertibles notes to common stock	$—	$31,943
Conversion of warrants to common stock	$—	$4,273
Derivative liability resulting from term loan amendment	$—	$773
Derivative liability resulting from issuance of convertible notes	$—	$55
Issuance of common stock for services	$—	$943

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Urgent.ly Inc. (collectively along with other wholly-owned subsidiaries, “Urgent.ly” or the “Company”) was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services. The Company is headquartered in Vienna, Virginia.

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

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $198,796 as of December 31, 2024 and an operating loss of $27,194 for the year ended December 31, 2024. The Company’s liquid assets at December 31, 2024 consist of cash, cash equivalents and restricted cash totaling $14,179 and a principal debt balance of $54,257. Combined with the Company’s history of operating losses, this raises substantial doubt about the Company’s ability to continue as a going concern.

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

In the event the Company is unable to improve its operating results during the next twelve months from the date of issuance of the consolidated financial statements, the Company may not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Restructuring

During 2024, the Company undertook actions to eliminate redundant employees primarily in Israel and the United States in an effort to reduce operating expenses, resulting in a decrease of 113 employees, or 33% of the Company’s total employees as of December 31, 2023. These actions resulted in restructuring charges totaling $1,756 for the year ended December 31, 2024.

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

Accounts Receivable

Accounts receivable result from service performed for which payment has yet to be received and include amounts invoiced and accrued amounts to be invoiced. Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. The Company records an allowance for expected losses based on historical experience and management’s expectation for future expected losses. The Company may consider an account past due when payment has not been received under the terms of the contract. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable and appropriate under the circumstances. As of December 31, 2024 and 2023, the allowance for expected losses is $747 and $27, respectively. The balance of accounts receivable at January 1, 2023 amounted to $33,966, net of an allowance for expected losses of $338.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment charges on long-lived assets were recognized during the years ended December 31, 2024 and 2023.

Capitalized Software

The Company incurs costs to develop, modify, or implement software for internal use as it delivers on significant contracts for which its product offering has expanded. The Company’s objective is to enhance the functionality of the platform to accommodate multiple client applications and interfaces across different customer systems with varying degrees of complexity. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalized costs are amortized over the estimated useful asset life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. Amortization expense was $810 and $0 for the years ended December 31, 2024 and 2023, respectively.

Intangible Assets

Acquired intangible assets consist primarily of technology acquired through the Otonomo merger and two domain names. Acquired Otonomo technology is amortized on a straight-line basis over the estimated useful life of the asset of 4 years. The domain names are deemed to have an indefinite life and are measured for impairment annually. The Company reviews the carrying value of long-lived assets for impairment when events or changes in business circumstances indicate the carrying value may not be recoverable. An impairment loss is recognized when an asset’s carrying value exceeds its fair value as calculated using a discounted future cash flow analysis. During the years ended December 31, 2024 and 2023, no impairment loss was recognized in the accompanying consolidated financial statements.

Deferred Financing Fees

Fees paid in connection with the Company’s debt arrangements are amortized using the effective interest method over the life of the related debt. During the years ended December 31, 2024 and 2023, the Company incurred and capitalized financing fees of $566 and $291, respectively, in connection with the issuance of convertible promissory notes and term loans (see Note 9). Amortization of deferred financing fees related to the convertible promissory notes and term loans totaled $673 and $1,193 during the years ended

December 31, 2024 and 2023, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the years ended December 31, 2024 and 2023, the Company amended its term loans (see Note 9).

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation expenses, including equity-based compensation, in support of new business capture, Partner management and marketing such as commissions, salaries, and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of the Company’s services, Partner advocacy management and brand-building. Advertising costs are expensed as incurred and totaled $170 and $181 for the years ended December 31, 2024 and 2023, respectively.

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

Stock-based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company places its cash and cash equivalents in accredited financial institutions and the balances are sometimes above federally insured limits. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

During the years ended December 31, 2024 and 2023, 49% and 64%, respectively, of revenue was earned from two and three customers, respectively. At December 31, 2024 and 2023, 71% and 56% of accounts receivable was due from four and three customers, respectively.

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

The functional currency of the Company’s former United Kingdom subsidiary (see Note 3) is the British Pound. Accordingly, the translation to U.S. dollars was based on the balance sheet date exchange rates for assets and liabilities, historical rates of exchange for equity, and average exchange rates in the period for revenues and expenses. The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

Segment Reporting

The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements. The CODM uses consolidated net income (loss) and operating income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes departmental expenses (cost of revenue, research and development, sales and marketing, operations and support, and general and administrative) at the consolidated level to manage the Company’s operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this standard in fiscal year 2024 using a retrospective method. For further information, refer to the Segment Reporting section above in this Note 2 “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

The Company has evaluated all other issued and unadopted accounting standards updates and believes the adoption of these standards will not have a material impact on its consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

3. Business Combinations and Dispositions

Otonomo Acquisition

On October 19, 2023, the Company completed the acquisition of Otonomo in accordance with the terms of the Merger Agreement, by and among the Company, Otonomo, and U.O Odyssey Merger Sub Ltd., a company organized under the laws of the State of Israel and a direct wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which and subject to the terms and conditions thereof, Merger Sub merged with and into Otonomo, with Otonomo surviving as a direct wholly-owned subsidiary of the Company that will continue to be governed by Israeli law (the “Merger”).

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

Management, with the assistance of a third-party valuation firm, estimated the fair value of the assets and liabilities of Otonomo as of the date of the acquisition, which was accounted for as a business combination. The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of October 19, 2023 for the Otonomo acquisition:

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

The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred (purchase price) was recorded as a bargain purchase gain. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Otonomo assets acquired and liabilities assumed, as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, the Company concluded that the Merger was not orderly as defined in ASC 820 and it was appropriate to recognize a bargain purchase gain since the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. The bargain purchase gain is presented within other income (expense), net in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023.

Otonomo contributed revenues of $4,763 and net loss of $949 to the Company for the year ended December 31, 2024, respectively. Unaudited pro forma results of operations for the years ended December 31, 2024 and 2023 are included below as if the acquisition of Otonomo occurred on January 1, 2023. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had Otonomo been acquired at the beginning of 2023, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2024	2023
Revenues	$142,905	$189,993
Net loss	(44,027)	(117,916)

In 2023, the Company incurred $21,338 in acquisition-related costs. These expenses are included in General and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023 and are reflected in pro forma net loss for the year ended December 31, 2023 in the table above.

The Floow Divestiture

On September 19, 2024, the Company completed the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited (“The Floow”), as part of its strategic effort to divest non-core assets and dedicate its resources to advancing its core business (the “Divestiture”). As a result of the Divestiture, the Company returned 51% equity ownership to The Floow’s management while retaining 49% ownership in the form of 3,000,000 preference shares of The Floow. The preference shares were valued at $1,350 by an independent valuation specialist utilizing principally the discounted cash flow method (an income approach) and considered the guideline company method using market multiples (a market approach). The Company recorded the value of the preference shares as an investment under the equity method of accounting, and the investment in The Floow is presented within other non-current assets in the consolidated balance sheets. The Company will have limited continuing involvement in The Floow as it only retains certain, customary protective rights regarding its investment. The Floow’s management is not considered a related party of the Company before or after the Divestiture.

The Company recognized the difference between the fair value of the preference shares and the carrying amounts of the deconsolidated net assets of The Floow on the date of the Divestiture as a loss on the transaction of $3,290 which is presented in other income (expense), net in the consolidated statements of operations. The Divestiture did not meet the criteria for presentation as a discontinued operation.

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

The Company’s risk of loss with respect to its preference shares in The Floow is limited to the carrying value of its investment balance, which was $1,350 as of December 31, 2024.

The Company paid $1,400 to use a perpetual royalty-free license for The Floow’s technology, which is presented within property, equipment and software, net in the consolidated balance sheets. The fair value of the license on September 19, 2024 was determined to be equal to its purchase price using the replacement cost method. The license is amortized over a five-year useful life.

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

Software Licensing Arrangements

The Company enters into licensing agreements with Customer Partners for cloud-based software-as-a-service (“SaaS”) subscriptions, which provides customers access to the Company’s proprietary platform software through a web-based interface. SaaS subscription revenue is recognized ratably over the term of the subscription, commencing on the “go live” date of the platform.

The Company also occasionally enters into term licensing arrangements with Customer Partners to provide access to its standard software platform. The Company customarily provides the Customer Partner with standard maintenance on licensed software which includes technical support and when-and-if available updates. The Company considers this a service of standing-ready to the customer to provide technical support and upgrades as needed, and unspecified upgrades are provided on a when-and-if available basis for the duration of the maintenance period. The license revenue and the maintenance bundled in the arrangement are considered a single performance obligation that is recognized over the term of the agreement.

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

Professional Services

The Company sells professional services either on a stand-alone basis or as services bundled with software. Professional services include customization and design, integration, training and consulting services. Professional services performed by the Company represent distinct performance obligations, not highly interdependent or highly interrelated with the Company’s term license and SaaS arrangements such that a customer would be able to use the Company’s platform without the professional service. The standalone selling prices are determined based on contracted terms on a contract-by-contract basis. Revenue for customization and design services represents the transfer to the customer for the right to access the customized software and therefore is recorded over time. Revenues for integration services, training and consulting services are separate performance obligations recognized over time as these and the SaaS arrangements can be purchased separately from the platform and SaaS arrangements.

Revenue on a disaggregated basis is as follows:

	Year Ended December 31,
	2024	2023
Full-service outsourcing—flat rate	$137,417	$181,818
Full-service outsourcing—claim cost pass-through	14	38
Membership	447	1,021
Software licensing arrangements	4,667	1,539
Professional services	360	237
	$142,905	$184,653

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

	2024	2023
Contract assets as of January 1	$233	$370
Additional contract costs to fulfill	403	—
Amortization of contract costs to obtain	(87)	(91)
Amortization of contract costs to fulfill	(168)	(46)
Contract assets as of December 31	$381	$233

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of December 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$8,853	$—	$—	$8,853
Contingent purchase consideration (2)	—	—	(2,925)	(2,925)
	$8,853	$—	$(2,925)	$5,928

	Fair Value as of December 31, 2023
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$6,920	$—	$—	$6,920
Corporate bonds (1)	—	9,154	—	9,154
Commercial paper (1)	—	2,488	—	2,488
U.S. government agency securities (1)	—	2,175	—	2,175
Contingent purchase consideration (2)	—	—	(4,617)	(4,617)
	$6,920	$13,817	$(4,617)	$16,120

(1) The following table summarizes the composition of the Level 2 marketable securities as of December 31, 2023:

	Amortized Cost	Unrealized Loss	Fair Value
Available-for-sale debt securities:
Corporate bonds	$9,170	$(16)	$9,154
Commercial paper	2,488	—	2,488
U.S. government agency securities	2,177	(2)	2,175
	$13,835	$(18)	$13,817

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

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Acquisition of Otonomo, October 19, 2023 (Note 3)	$6,232
Change in fair value	(1,615)
Fair value as of December 31, 2023	4,617
Change in fair value	(1,692)
Fair value as of December 31, 2024	$2,925

The carrying values for cash, accounts receivable, accounts payable and long-term debt approximated fair value for the years ended December 31, 2024 and 2023.

6. Property and Equipment

Property and equipment consist of the following as of the periods presented:

	December 31, 2024	December 31, 2023
Furniture, fixtures and computer equipment	$582	$1,809
Software license	1,400	—
	1,982	1,809
Less accumulated depreciation	(405)	(938)
Property and equipment, net	$1,577	$871

Depreciation expense was $526 and $302 for the years ended December 31, 2024 and 2023, respectively.

7. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	December 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,373	$(2,008)	$4,365	$10,134	$(882)	$9,252
Domain name	Indefinite	31	—	31	31	—	31
		$6,404	$(2,008)	$4,396	$10,165	$(882)	$9,283

Amortization expense was $2,891 and $688 for the years ended December 31, 2024 and 2023, respectively.

The Company wrote off $1,996 of net intangible assets from the consolidated balance sheet during the third quarter of 2024 as a result of the Divestiture and is included in the calculation of loss on divestiture in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2025	1,560
2026	1,560
2027	1,245
2028	—
2029	—
$4,365

8. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	December 31, 2024	December 31, 2023
Accrued service provider costs	$4,447	$4,988
Accrued compensation	1,194	4,888
Accrued interest	1,547	907
Accrued contract labor	327	548
Credit card liabilities	152	—
Contingent purchase consideration	2,925	4,617
Accrued lender fees	3,247	—
Accrued VAT and income taxes	3,139	1,754
Other accrued liabilities	2,860	4,572
	$19,838	$22,274

9. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	December 31, 2024	December 31, 2023
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7.0%, maturing on February 28, 2025 (see Note 20)	$10,000	$27,500
Highbridge Capital term loan with an interest rate of 16% or 13% per annum, subject to certain conditions, maturing on July 31, 2026 (see Note 20)	40,000	40,000
2022 convertible promissory notes with an interest rate of 15.0% per annum maturing June 30, 2024	4,257	4,257
Total principal debt	54,257	71,757
Less: current portion (1)	(14,257)	(4,257)
Less: debt issuance costs and discounts, long-term	(117)	(1,424)
Total long-term debt, net	$39,883	$66,076

(1) Excludes debt issuance costs and discounts of $1,064 as of December 31, 2023.

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

In July 2022, the Company executed the Second Amended and Restated Loan Agreement (the “Second Amendment”) which eliminated any additional tranches available for future borrowing and created a single term loan facility in the amount of $17,500 which had previously been funded. The interest rate and maturity date were not changed as part of the Second Amendment. The Second Amendment added an incremental amendment fee of $1,014 to be paid at maturity and a restructuring fee of $2,029 which was payable upon the occurrence of certain contingent events. The Company concluded that the payment of the restructuring fee was probable; therefore, both fees are accreting to interest expense over the term of the agreement. The warrants that were outstanding as part of the 2021 Amended Structural Term Loan were amended as part of a recapitalization in 2022 and became exercisable for Common Stock. The Second Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized. The Second Amendment contained certain covenants such as receipt of at least $5,000 in convertible debt proceeds, maintaining unrestricted cash of at least $5,000 and maintaining a positive contribution margin from December 31, 2022 onward.

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

On October 19, 2023, as part of the Combined Transaction (see Note 1), all liability classified warrants issued to Structural Capital automatically converted into shares of Common Stock, and as a result, no such warrants are outstanding as of December 31, 2024. Immediately prior to their settlement, the Company marked these liability-classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $2,516. Amortization of the discount totaled $80 and $782 during the years ended December 31, 2024 and 2023, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

On January 19, 2024, the Company executed the Third Amended and Restated Loan Agreement (as amended, the “2024 Structural Loan Agreement”) with Structural Capital. The maturity date under the 2024 Structural Loan Agreement was January 1, 2025. In connection with the amendment and restatement of the 2024 Structural Loan Agreement (the “Third Amendment”), the Company agreed to join the Otonomo entities as guarantors and make other conforming changes to the agreement. In addition, the Company repaid $17,500 of the term loan and paid $6,053 in related fees. The Third Amendment was accounted for as a partial debt extinguishment and, accordingly, a loss of $1,405 was recognized in the accompanying condensed consolidated statement of operations and comprehensive loss. The Company incurred and capitalized $225 of costs related to the Structural Loan Agreement that will be amortized and charged to interest expense over the remaining term of the loan.

On December 31, 2024, the Company executed the First Amendment to the 2024 Structural Loan Agreement (the “First Amendment”) which permitted the partial repayment of term loans in an aggregate principal amount equal to $3,000, together with accrued and interest and certain fees totaling $3,424 and extended the maturity date of the loans to February 1, 2025. Since the effective interest rate under the First Amendment is lower than the effective interest rate under the 2024 Structural Loan Agreement, a concession is deemed to have been granted under ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (“ASC 470-60”). Since a concession has been granted, the First Amendment was accounted for as a troubled debt restructuring. The First Amendment did not result in a gain on restructuring since the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the First Amendment. As of December 31, 2024, the effective interest rate was approximately 18%.

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

On October 19, 2023, as part of the Combined Transaction (see Note 1), all liability classified warrants issued to Highbridge Capital automatically converted into shares of Common Stock and as a result, no such warrants are outstanding as of December 31, 2024. Immediately prior to their settlement, the Company marked these liability classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $4,690. Amortization of the discount totaled $967 and $2,546 during the years ended December 31, 2024 and 2023, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

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

On December 31, 2024, the Company executed a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) which extended the maturity date of the loans to March 3, 2025 and requires payment of a $600 amendment fee upon repayment of the loan. Since the effective interest rate under the Fifth Amendment is lower than the effective interest rate under the previous amendment, a concession is deemed to have been granted under ASC 470-60, and the Fifth Amendment was accounted for as a troubled debt restructuring. The Fifth Amendment did not result in a gain on restructuring since the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the Fifth Amendment. As of December 31, 2024, the effective interest rate was approximately 21%.

Convertible Promissory Notes

2022 Convertible Notes

In July 2022 and in connection with a recapitalization, the Company issued $30,000 in convertible promissory notes (“2022 Convertible Notes”) to several stockholders who previously held convertible preferred stock prior to the recapitalization. The 2022 Convertible Notes accrue interest at the rate of 15% per annum, and all unpaid interest and principal was due and payable on June 30, 2024. No payments can be made under the 2022 Convertible Notes unless the noteholders provide written demand. The Company may prepay the 2022 Convertible Notes prior to the maturity date only with the consent of the majority 2022 Convertible Note holders.

In connection with the issuance of the 2022 Convertible Notes, the Company issued warrants exercisable for 1,032,636 shares of Common Stock with an exercise price of $0.09 per share to the noteholders. The fair value of the warrants at issuance of the 2022 Convertible Notes was determined to be $9,201, of which $7,041 was recorded as a debt discount based upon a relative fair value allocation. The debt discount was amortized over the estimated life of the debt using the effective interest method.

The Company concluded that certain settlement features of the 2022 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt host instrument and have therefore been bifurcated and separately accounted for as derivative financial instruments. The Company determined the measurement of its derivative liabilities to be a Level 3 fair value measurement based on management’s estimate of the expected future cash flows required to settle the liabilities. The Company determined the fair value of the derivative liability related to the 2022 Convertible Note to be $28,688 upon issuance. The fair value of the derivative liability was recorded separately from the convertible notes with an offsetting amount of $22,959 recorded as a debt discount. The separation of the derivative liability caused the debt discount to reduce the net balance on the convertible notes to $0. The excess value of the derivative liability at issuance was recognized as part of a recapitalization through equity since the 2022 Convertible Notes were with shareholders of the Company. The debt discount was amortized over the term of the debt using the effective interest method.

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

On October 19, 2023, $30,400 of the total principal and accrued interest underlying the 2022 Convertible Notes was automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, additionally, there was a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Combined Transaction, a gain on debt extinguishment of $8,771 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, principal and accrued interest totaling $5,804 remain outstanding on the 2022 Convertible Notes which will continue to be liability classified and accrue interest over time until they are repaid. Amortization expense on the debt discount was $1,064 and $12,440 during the years ended December 31, 2024 and 2023, respectively.

The 2022 Convertible Notes were not repaid on the maturity date of June 30, 2024 and as a result are in default and remain outstanding as of December 31, 2024 since, pursuant to their terms, they are subordinated to the Structural and Highbridge term loans and any other secured lender and may not be repaid while the senior debt remains outstanding. Under the terms of the 2022 Convertible Notes, interest will continue to accrue at the rate of 15% per annum.

2021 Convertible Notes

From March 2021 through December 2021, the Company issued convertible promissory notes in the amount of $39,957 (“2021 Convertible Notes”). The 2021 Convertible Notes accrued interest at the rate of 10% per annum, and all unpaid interest and principal was due and payable on June 30, 2024.

On October 19, 2023, all of the principal and accrued interest underlying the 2021 Convertible Notes were automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, in addition, there was a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Combined Transaction, a gain on debt extinguishment of $30,322 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). Immediately prior to the settlement of the 2021 Convertible Notes, the associated derivative liability was remeasured a final time. The Company determined the fair value to be $0 since the features were significantly out of the money and, therefore, had no value. As a result, the derivative liability was written to $0 on October 19, 2023, and a gain on the change in the fair value of derivative liability of $14,016 was recognized in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023, no 2021 Convertible Notes remain outstanding.

2023 Convertible Notes

In April and May 2023, the Company issued approximately $4,700 in convertible promissory notes (“2023 Convertible Notes”). Simple interest accrued on the 2023 Convertible Notes at the rate of 15% per annum, and all principal and unpaid interest was due and payable on June 30, 2024.

On October 19, 2023, all of the principal and interest underlying the 2023 Convertible Notes was automatically settled in Common Stock in connection with the Combined Transaction (see Note 1). While certain noteholders held an economic interest in the Company prior to the Combined Transaction, many were not considered significant shareholders, and, in addition, there were a large population of noteholders that were not involved in the structure or negotiation of the Merger and accepted the same terms on settlement of their convertible notes at an arm’s length. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on the date of the Merger, a gain on debt extinguishment of $2,940 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive income (loss). Immediately prior to the settlement of the 2023 Convertible Notes, the associated derivative liability was remeasured a final time. The Company determined the fair value of the associated derivative liability to have zero value given the features were significantly out of the money and therefore had no value. As a result, the derivative liability was written to $0 on October 19, 2023, and a gain on the change in the fair value of derivative liability of $1,075 was recognized in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2024 and 2023, no 2023 Convertible Notes remain outstanding.

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

As part of a recapitalization in 2022, the warrants exercisable for preferred stock became exercisable for Common Stock. On October 19, 2023, in connection with the Combined Transaction (see Note 1), all of the liability classified warrants were converted into Common Stock in accordance with the terms of the related warrant agreements.

Equity Classified Warrants

In connection with certain debt financing transactions, the Company issued warrants to purchase shares of Common Stock. These warrants are exercisable upon issuance and are not subject to any vesting or restrictions on timing of exercise. The Company classifies the warrants as equity as they are exercisable for a fixed number of shares at a fixed exercise price and do not meet any of the criteria to be considered liability classified. On October 19, 2023, in connection with the Combined Transaction (see Note 1), substantially all equity classified warrants were converted into Common Stock in accordance with the terms of the related warrant agreements. The equity classified warrants outstanding as of December 31, 2024 and 2023 were as follows:

Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price
May 2020	10 years	Common	Equity	573	$89.10

12. Employee Benefit Plans

Urgent.ly Inc. 401(k) Plan

The Company has maintained a qualified 401(k) plan for regular full or part-time U.S. employees since January 1, 2019. All employees who are at least 18 years of age are immediately eligible upon the date of hire. Under the plan, employees may contribute a percentage of their annual salary, subject to statutory limitations, and the Company will make a Safe Harbor match of the employees’ contributions up to 4% of their salary during that pay period. The Company made matching contributions with immediate vesting of $556 and $528 for the years ended December 31, 2024 and 2023, respectively.

13. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of a Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 1,383,197 shares of Common Stock were reserved for issuance pursuant to the 2023 Plan and will be subject to an annual increase, and on January 1, 2024, the 2023 Plan was increased by 553,278 shares. As of December 31, 2024, 201,795 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units were recorded in the consolidated financial statements as follows:

	Year Ended December 31,
	2024	2023
Research and development	$309	$363
Sales and marketing	225	194
Operations and support	57	103
General and administrative	1,768	1,813
	$2,359	$2,473

As of December 31, 2024, there was $3,196 of total unrecognized compensation costs related to non-vested stock options and restricted stock units granted under the 2023 Plan and 2013 Plan that are expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

A summary of the Company's stock option activity during the years ended December 31, 2024 and 2023 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	47,214	$94.53
Exercised	(5)	50.40
Forfeited or expired	(11,263)	82.39
Outstanding at December 31, 2023	35,946	98.34
Forfeited or expired	(6,097)	91.91
Outstanding at December 31, 2024	29,849	99.65

A summary of the Company's non-vested stock option activity during the years ended December 31, 2024 and 2023 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	11,486	$117.25
Vested	(5,435)	112.39
Forfeited or expired	(1,127)	113.21
Outstanding at December 31, 2023	4,924	123.50
Vested	(3,365)	123.22
Forfeited or expired	(389)	123.84
Outstanding at December 31, 2024	1,170	124.20

The total grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $202 and $286, respectively. As of December 31, 2024 and 2023, stock options outstanding and exercisable have a weighted average remaining contractual life of 4.6 and 5.3 years, respectively.

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

There were no stock options granted in 2024 or 2023.

Restricted Stock Units

The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Awards	Weighted Average Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,157,207	5.26
Acquired	66,931	5.71
Vested	(261,939)	5.71
Forfeited or expired	(8,554)	5.71
Outstanding at December 31, 2023	953,645	5.16
Granted	1,553,920	0.90
Vested	(298,520)	5.27
Forfeited or expired	(56,949)	5.71
Outstanding at December 31, 2024	2,152,096	2.05

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

The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023
Net income (loss)	$(44,027)	$74,729

Weighted average shares outstanding, basic	13,422,255	2,770,190
Effect of dilutive stock options, RSUs, and warrants	—	176,257
Weighted average shares outstanding, diluted	13,422,255	2,946,447

Earnings (loss) per share, basic	$(3.28)	$26.98
Earnings (loss) per share, diluted	$(3.28)	$25.36

Anti-dilutive shares excluded	910,129	45,400

15. Income Taxes

The Company’s income (loss) before income taxes was generated from the following sources:

	Year Ended December 31,
	2024	2023
Domestic	$(37,456)	$75,799
Foreign	(5,324)	(3,210)
Income (loss) before incomes taxes	$(42,780)	$72,589

The following table sets forth the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2024	2023
Current income taxes:
Federal	$1,238	$153
State	(14)	—
Foreign	23	—
Total current income taxes	1,247	153
Deferred income taxes:
Federal	—	(1,915)
State	—	(378)
Foreign	—	—
Total deferred income taxes	—	(2,293)
Provision (benefit) for income taxes	$1,247	$(2,140)

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal income tax benefit	3.99%	(3.27)%
Foreign taxes	(0.01)%	(0.58)%
Permanent differences	(2.10)%	(36.95)%
Changes in tax rates	0.44%	0.03%
Foreign rate differential	4.70%	(0.53)%
Change in valuation allowance	(30.46)%	16.81%
Other	(0.42)%	0.54%
Effective tax rate	(2.86)%	(2.95)%

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Depreciation and amortization	$360	$(857)
Stock-based compensation	768	349
Unrealized gain (loss)	(18)	98
Accrued expenses	692	607
Charitable contributions	24	24
Capitalized R&D expenditures	3,504	3,450
Right of use assets / lease liability	25	76
Interest expense	14,585	10,170
State taxes	1	2
Federal and state net operating loss carryforward	92,043	94,121
Total net deferred tax assets	111,984	108,040
Less valuation allowance	(111,984)	(108,040)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company maintains a full valuation allowance against its U.S. and foreign deferred tax assets (“DTAs”). In accordance with ASC Topic 740, the Company considered all available evidence, both positive and negative, in assessing the need for an amount to which a valuation allowance should be applied to its net DTAs. Based upon this analysis, including the Company’s historical three-year cumulative loss (pre-tax income adjusted for permanent differences), management concluded that it is more-likely-than-not that all federal deferred tax assets attributable to net operating losses are expected to expire unused as well as state net operating losses (“NOL”) that are not expected to be used prior to expiration and other state non-attributable DTAs that are not expected to be realized.

As of December 31, 2024, the Company had U.S. federal and state NOL carryforwards of $194,532 and $131,262, respectively, which will begin to expire in 2033. Utilization of these carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Approximately $160,900 in U.S. federal NOLs will be carried forward indefinitely.

The Tax Cuts and Jobs Act of 2017 amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The Company capitalized approximately $9,192 and $8,514 of R&D expenses incurred during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company also had a foreign NOL carryforward of $10,583 generated by the foreign subsidiaries which will begin to expire in 2040 and $180,127 which will be carried forward indefinitely.

As of December 31, 2024 and 2023, the Company has not recognized any amounts for uncertain tax positions. The Company files U.S. federal and state returns and is no longer subject to examination for years prior to 2020. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

During 2018, the Company entered into a service agreement with a shareholder to provide scheduled long-distance towing or transport services under a recall program for vehicles not in warranty of the shareholder’s roadside assistance program in the United States. In 2019, the Company entered into a separate agreement with the same shareholder to provide emergency roadside assistance for the shareholder’s customers related to its four vehicle brands in the United States. Total revenue recognized for the nine months ended September 30, 2023 amounted to $21,865.

During 2018, the Company entered into a service agreement with a shareholder to provide services to its managed fleet maintenance customers. The services include primary towing roadside assistance and non-tow services including jump starts, tire change, lockout services and emergency fuel delivery. Total revenue recognized under the fleet agreement for the nine months ended September 30, 2023 amounted to $9,073. Also in 2019, the Company entered into a separate service agreement with the same shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its car rental brands in the United States. Total revenue recognized for the nine months ended September 30, 2023 under the rental agreement amounted to $22,377.

During 2020, the Company entered into a service agreement with a shareholder. Under the terms of the agreement, the Company will provide emergency roadside assistance for the shareholder’s customers related to its two vehicle brands in the United States and Canada. Total revenue recognized for the nine months ended September 30, 2023 was $6,939.

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

Operating lease cost consists of the following:

	Year Ended December 31,
	2024	2023
Lease cost	$1,101	$1,204
Sublease income	(275)	(275)
	$826	$929

The maturity of operating lease liabilities is presented in the following table as of December 31, 2024:

2025	502
2026	284
2027	218
2028	—
2029	—
Total lease payments	1,004
Less imputed interest	(92)
Present value of lease liabilities	$912

Additional information relating to the Company’s operating leases follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.2	3.8
Weighted average discount rate	9.0%	10.1%

19. Geographical Information

During the years ended December 31, 2024 and 2023, the Company operated in three geographic locations: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC).

Revenues attributed to the geographic location of the customers’ bill-to address were as follows:

	Year Ended December 31,
	2024	2023
Americas	$140,658	$183,957
EMEA	2,131	665
APAC	116	31
	$142,905	$184,653

The Company does not separately allocate specific assets to these geographic locations.

20. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

On January 31, 2025, the Company entered into (i) a Second Amendment to the 2024 Structural Loan Agreement (the “Second Amendment”), among the Company, the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent and (ii) a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”), among the Company, the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent, which extended the maturity dates thereunder to February 15, 2025 and March 17, 2025, respectively. On February 14, 2025, the Company amended each of the 2024 Structural Loan Agreement and the Sixth Amendment to extend the maturity dates thereunder to February 28, 2025 and March 31, 2025, respectively. On February 26, 2025, the Company fully repaid the amount outstanding under the Structural Loan Agreement with proceeds of the new revolving credit facility described below.

On February 26, 2025, the Company and certain of its subsidiaries entered into a new asset based revolving credit facility (the “MidCap Credit Agreement”) with the lenders party thereto and MidCap Funding IV Trust, as agent, in an aggregate principal amount not to exceed the lesser of a $20 million commitment amount and the available borrowing base thereunder. As of February 26, 2025, the Company (i) had an aggregate amount of $10.7 million in stated principal amount of revolving loans outstanding under the MidCap Credit Agreement and (ii) fully repaid the amount outstanding under the Structural Loan Agreement. The remainder of the available revolving loans may be used for working capital needs and for general corporate purposes of the Company and its subsidiaries. Loans borrowed under the MidCap Credit Agreement will bear interest rate equal to Term SOFR plus 4.50% per year, subject to a Term SOFR floor of 1.00%. The Company is required to pay the lenders under the MidCap Credit Agreement an unused line fee of 0.50% of the average monthly unused availability. The MidCap Credit Agreement is guaranteed by the Company and the other borrowers party thereto (together with any future subsidiaries that are required to become guarantors pursuant to the terms of the MidCap Credit Agreement, collectively, the “Loan Parties”) and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interests owned by the Loan Parties.

On February 26, 2025, the Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with Highbridge, to, among other things, (i) permit the Company’s entry into the MidCap Credit Agreement, (ii) modify the interest rate to permit the company to pay interest in kind for a specified period of time at a rate of 16.0% per annum, and thereafter, pay interest in cash at a rate of 13.0% per annum, subject to certain conditions, (iii) extend the maturity date thereunder from March 31, 2025 to July 31, 2026 and (iv) provide for the payment of an amendment fee in an amount of $2,600,000.

On February 26, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, the Company issued 1,358,073 shares (the “Eighth Amendment Premium Shares”) of Common Stock. The Company also agreed that unless all Obligations (as defined in the 2021 Highbridge Term Loan) are repaid in full prior to July 1, 2025, the Company shall issue 1,344,492 shares of Common Stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. If an Investor (together with such Investor’s affiliates, any person acting as a group together with such Investor or such Investor’s affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with such Investor or such Investor’s affiliates for purposes of Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended) would beneficially own in excess of 9.9% (or, at the election of the Investor, 4.9%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the Eighth Amendment Premium Shares or the Subsequent Eighth Amendment Premium Shares, as applicable, issuable to such Investor, in lieu of acquiring such Eighth Amendment Premium Shares or Subsequent Eighth Amendment Premium Shares, such Investor shall acquire pre-funded warrants to issue up to the equivalent number of shares of Common Stock (the “Warrants”). The Warrants have or will have, as applicable, an exercise price of $0.001 and a ten-year term. The Purchase Agreement also contains representations, warranties and covenants in connection with the transaction.

On February 26, 2025, the Company and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission for the resale of the Eighth Amendment Premium Shares, any Subsequent Eighth Amendment Premium Shares and any shares of Common Stock issuable upon exercise of the Warrants. Under the Registration Rights Agreement, the Investors are also entitled to piggyback registration rights.

On March 12, 2025, at a special meeting of stockholders, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse stock split of common stock at a ratio of not less than one-for-four (1:4) and not more than one-for-twelve (1:12), with the final ratio and timing of such reverse stock split to be determined in the discretion of the board of directors. The board of directors determined to effect the reverse stock split at a ratio of one-for-twelve (1:12) with an effective date of March 17, 2025. The Company’s historic share figures and prices in this Annual Report on Form 10-K have not been adjusted to reflect the reverse stock split.