Form 10-K/A
period 2024-12-31
Urgent.ly Inc.
filed 2025-04-17
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares of registrant’s common stock outstanding as of April 16, 2025 was 1,244,830.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of Urgent.ly Inc., a Delaware corporation (referred to as “Urgently,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

On March 12, 2025, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all shares of the Company’s common stock that were issued and outstanding at a ratio of 1-for-12 (the “Reverse Stock Split”) and reduce the total number of authorized shares of common stock from 1,000,000,000 to 500,000,000. The amendment became effective as of 4:01 p.m., Eastern Time, on March 17, 2025. The par value of the Company’s common stock remained unchanged at $0.001 per share. Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all warrants, restricted stock units (“RSUs”) and options outstanding at the effective time of the Reverse Stock Split, as well as to their corresponding exercise prices. All share-based amounts, including warrants, RSUs and options, herein are reported on a retroactively adjusted basis.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages as of March 31, 2025, and certain other information for each of our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Matthew Booth	55	Chief Executive Officer and Director
Timothy Huffmyer	51	Chief Financial Officer

Non-Employee Directors
Gina Domanig (2)(3)	61	Director
Suzie Doran (1)	51	Director
Andrew Geisse (2)	68	Director
James Micali (2)(3)	77	Chairman of the Board
Ryan Pollock (1)	51	Director
Benjamin Volkow (1)	51	Director
Alexandre Zyngier	55	Director

(1)
Member of audit committee
(2)
Member of compensation committee
(3)
Member of nominating and corporate governance committee

Executive Officers

Matthew Booth. Mr. Booth has served on our board of directors and as our Chief Executive Officer since August 2022. He has also served in several other roles at Urgent.ly since he joined the Company in 2018, including as Chief Strategy Officer from January 2019 to April 2019 and as Strategic Advisor from August 2018 to January 2019. Prior to joining Urgent.ly, Mr. Booth served as CEO and as an advisor at Connectivity, a customer intelligence solutions company, from July 2013 to July 2018 and in various roles at BIA Kelsey, a media research and consulting firm, from March 2006 to June 2013, including as Chief Strategy Officer and most recently as an advisor from July 2013 to March 2015. Mr. Booth received his B.S. in Business (Finance) from Babson College.

We believe that Mr. Booth is qualified to serve as a member of our board of directors based on his extensive experience in the software and technology space, his operational expertise and his leadership as our Chief Executive Officer.

Timothy Huffmyer. Mr. Huffmyer has served as our Chief Financial Officer since September 2021. Prior to joining Urgent.ly, he served as the Chief Financial Officer of Smith Micro Software, Inc., a software solutions company, from June 2017 to September 2021. Prior to joining Smith Micro Software, Inc., Mr. Huffmyer served in various roles at Black Box Corporation, an IT solutions company, from January 2008 to June 2017 including Vice President, Chief Financial Officer and Treasurer, and Director of Finance. He received his B.A. in Accounting from Michigan State University.

Non-Employee Directors

Gina Domanig. Ms. Domanig has served on our board of directors since January 2020. She is currently the Managing Partner and CEO at Emerald Technology Ventures AG, a clean technology venture capital business that she founded in January 2000 (at that time, part of Sustainable Asset Management AG). Ms. Domanig was previously the Head of Mergers and Acquisitions at Sulzer AG, a Swiss industrial engineering and manufacturing firm, from 1990 to 2000. Ms. Domanig currently serves as a member of the board of directors of several privately-held, Emerald

Technology Ventures portfolio companies, including Actnano Inc. and GeoDigital International Inc. Ms. Domanig also currently serves as a board member of Mobiliar Genossenschaft, a Swiss insurance company, and as Executive Co-Chair—Innovation at the World Energy Council. Ms. Domanig received her B.A. in Finance from Arizona State University and her M.B.A. from the Thunderbird School of Global Management at Arizona State University and ESADE in Barcelona, Spain.

We believe that Ms. Domanig is qualified to serve on our board of directors due to her extensive experience in the industrial sector and her experience with investments in technology companies.

Suzie Doran. Ms. Doran has served on our board of directors since September 2023. She is a partner at SingerLewak, an accounting firm, where she has served since 2008. Prior to joining SingerLewak, Ms. Doran was a senior manager at Grant Thornton, LLP from 2004 to 2008, and previously worked at PwC from 1997 to 2004. Ms. Doran currently serves as a member of the board of directors of PrimeGlobal and on the executive committee of the board of directors of ACG Global as the chairman of finance. Ms. Doran received a B.A. in English and Economics with an emphasis in accounting from the University of California at Santa Barbara.

We believe that Ms. Doran is qualified to serve as a member of our board of directors based on her strong background in accounting and corporate finance and extensive experience advising public and private companies and boards, including working directly with audit committees in her capacity as an audit partner.

Andrew Geisse. Mr. Geisse has served on our board of directors since October 2023. He has been an Operating Partner of Bessemer Venture Partners since 2015 and has over 40 years of experience working in the technology industry. Mr. Geisse is the former CEO of AT&T Business Solutions, former CEO of ATT’s wireline business, former CEO of various wireless companies and the former CIO of AT&T, Inc. Mr. Geisse is currently serving as the Cybersecurity Commissioner for the Global Tech Security Commission sponsored by the Krach Institute at Purdue. He previously served as a member of the board of directors of RM2, a smart, reusable pallet company, from 2018 to April 2024, as a member of the board of directors of Otonomo from 2016 to October 2023, as a member of the board of directors of BroadSoft from 2015 until its acquisition by Cisco Systems, Inc. in 2018, and he previously served as a member of the board of directors of FixStream, an artificial intelligence platform for information technology operations, and iSight Partners, a cybersecurity company. Mr. Geisse holds a B.A. in Mathematics and Economics from the University of Missouri and an executive M.B.A. from the Olin School of Business at Washington University. Mr. Geisse also attended Carnegie Mellon University for a six week management course.

We believe that Mr. Geisse is qualified to serve on our board of directors based on his leadership and investment experience, particularly in technology companies.

James Micali. Mr. Micali has served on our board of directors since October 2017. He has been the Principal of Micali Advisory Services since October 2008. Mr. Micali has also been a member and limited partner of Azalea Fund III since 2008 and Azalea Fund IV since 2014, each of private equity firm Azalea Capital LLC. He served as Chairman and President of Michelin North America, Inc. from 1996 until his retirement in 2008. Following his retirement, Mr. Micali stayed on as a consultant to Michelin through 2009. From 1977 through 1996 he served in several positions at Michelin North America, Inc., including General Counsel and Executive Vice President of Legal and Finance. Mr. Micali currently serves as a member of the board of directors of American Tire Distributors, Inc., a privately held company in the automotive parts and supplies industry. He previously served as a member of the board of directors of Sonoco Products Company, a packing solutions company, from 2003 through June 2022, including service on Sonoco Products Company’s audit committee and nominating and governance committee. Previously, he served on the board of directors of SCANA Corporation, Lafarge North America and Ritchie Bros. Auctioneers. Mr. Micali also previously served as a director of the South Carolina Ports Authority and chair of the South Carolina Chamber of Commerce. He received his B.A. from Lake Forest College and his J.D. from Boston College Law School.

We believe that Mr. Micali is qualified to serve as a member of our board of directors based on his extensive leadership experience in the automotive industry and corporate governance experience as a director of both privately-held and public companies.

Ryan Pollock. Mr. Pollock has served on our board of directors since November 2019. Mr. Pollock has been the Founder and Managing Partner of Unifi Ventures, LLC, a venture capital firm, since January 2025. He has also served as

Managing Partner at Iron Gate Capital, LLC, a venture capital and private equity firm, since March 2013. Prior to joining Iron Gate Capital, LLC, Mr. Pollock was a managing director at Meritage Funds, a venture capital and private equity firm, from 2004 to 2013 and held several management positions at Investec Asset Management, a global investment company, from 1995 to 2002. Mr. Pollock currently serves as a member of the board of directors of several privately-held companies, including Liqid, Inc., RemoteLock, and HZO. He previously served as a member of the board of directors of Nogin, as well as Acustream, Integrated, Kapost and Central Logic. Mr. Pollock received a B.B.S. in Finance from the University of Cape Town in South Africa, a Diploma in Social Studies in International Economics, Politics and Philosophy from Oxford University and an M.B.A. with a specialization in Venture Capital from the University of Texas at Austin.

We believe that Mr. Pollock is qualified to serve as a member of our board of directors based on his leadership experience, particularly in growth-stage companies.

Benjamin Volkow. Mr. Volkow has served on our board of directors since October 2023. Mr. Volkow founded Otonomo in 2015 and served as Otonomo’s Chief Executive Officer from 2015 until October 2023. From 2012 to 2015, Mr. Volkow served as a Business Unit General Manager at F5 Networks, which he joined after the acquisition of Traffix Communication Systems Ltd., where he was Co-Founder and CEO from 2006 to 2012. From 2003 to 2005, Mr. Volkow managed R&D groups in Sendo (UK), which provided advanced mobile data solutions. From 2001 to 2003, Mr. Volkow filled various roles at Panasonic Mobile Communications (UK), which included building their first European market products. Mr. Volkow was the Co-founder of VC-backed Sedona Networks, a provider of advanced network solutions. Mr. Volkow studied Computer Science at the Academic College of Tel Aviv-Yaffo.

We believe that Mr. Volkow is qualified to serve on our board of directors due to his track record as a founder and chief executive officer for multiple companies and rich entrepreneurial experience.

Alexandre Zyngier. Mr. Zyngier has served on our board of directors since January 2025. Mr. Zyngier has served as the Managing Director and Founder of Batuta Capital Advisors LLC, a private investment and advisory firm, since 2013. He currently serves as a member of the board of directors of Unifin Financiera SAB de CV, a Mexican finance company, NuRide Inc., a reorganized Company pursuing certain caused of action and potential combinations or acquisitions, Slam Corp, a public special purpose acquisition company, COFINA Puerto Rico, the taxing authority of Puerto Rico, Atari SA, a public video game company, and certain other private entities. Mr. Zyngier previously served on the board of directors of Appvion Holding Corp, a private paper and packaging company, GT Advanced Technologies Inc., a private advanced materials company, Torchlight Energy Resources Inc., a public exploration and production company, Eileen Fisher Inc., a private retail company, AudioEye, Inc, a public software company, and certain other public and private companies. Mr. Zyngier earned his MBA in Finance and Accounting from the University of Chicago.

We believe that Mr. Zyngier is qualified to serve on our board of directors based on his investment experience and corporate governance experience as a director of both privately-held and public companies.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2024, all directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them on a timely basis.

Composition of the Board

Our board of directors currently consists of eight directors, seven of whom are independent under the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is designated into three classes designated as Class I, Class II and Class III, each with a staggered three-year term. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. Our directors are divided among the three classes as follows:

•
The Class I directors are Gina Domanig and Ryan Pollock, and their terms will expire at the annual meeting of stockholders to be held in 2027;
•
The Class II directors are Suzie Doran, Andrew Geisse and James Micali, and their terms will expire at the annual meeting of stockholders to be held in 2025; and
•
The Class III directors are Matthew Booth, Benjamin Volkow and Alexandre Zyngier, and their terms will expire at the annual meeting of stockholders to be held in 2026.

Director Independence

Our common stock is listed on Nasdaq. As a company listed on Nasdaq, we are required to maintain a board composed of a majority of independent directors as determined affirmatively by our board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation, and nominating and corporate governance committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act, and Nasdaq listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning their background, employment, and affiliations, our board of directors has determined that Mses. Domanig and Doran and Messrs. Geisse, Micali, Pollock, Volkow and Zyngier, representing seven of our eight directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Mr. Booth is not considered to be an independent director because of his position as our Chief Executive Officer and therefore has a material relationship with us.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in "Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for the company, and whether the roles of chairman and chief executive officer should be separated or combined. In making this determination, our board considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time, and the best interests of our stockholders.

Our board of directors is currently chaired by Mr. Micali. As a general policy, our board of directors believes that separation of the positions of chairman of our board of directors and chief executive officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, Mr. Booth serves as our chief executive officer while Mr. Micali serves as the chairman of our board of directors and is not an officer of the company. We currently expect and intend the positions of chairman of our board of directors and chief executive officer to continue to be held by two individuals in the future.

Role of Board of Directors in Risk Oversight Process

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management, including risks from cybersecurity threats. Consistent with this approach, our board of directors reviews strategic and operational risk in the context of discussions, question and answer sessions, and reports from the management team at each regular board of directors meeting, receives reports on all significant committee activities at each regular board of directors meeting, and evaluates the risks inherent in significant transactions. As part of this approach, our board of directors considers both the materiality of a risk and its likelihood in making strategic decisions and helping management to prioritize resources.

In addition, our board of directors has tasked designated standing committees with oversight of certain categories of risk management. Our audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and also, among other things, discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our compensation committee assesses risks relating to our executive compensation plans and arrangements, and whether our compensation policies and programs have the potential to encourage excessive risk taking. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the board of directors and potential conflicts of interest. These committees provide regular reports on the Company’s risk management efforts to the full board of directors.

Our board of directors and its committees also engage outside advisors and experts from time to time to assist in understanding threats, trends, and our risk environment in general. Our board of directors believes its current leadership structure supports the risk oversight function of the board of directors.

Committees of our Board of Directors

Our board of directors has established the following standing committees of the board of directors: audit committee; compensation committee; and nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below.

Audit Committee

The current members of our audit committee are Ms. Doran and Messrs. Pollock and Volkow. Ms. Doran is the chairperson of our audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of Nasdaq, and also meets the financial literacy requirements of the listing standards of Nasdaq. Our board of directors has determined that Ms. Doran is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K. Our audit committee is responsible for, among other things:

•
selecting, retaining, compensating, evaluating, overseeing and, where appropriate, terminating our independent registered public accounting firm;
•
reviewing and approving the scope and plans for the audits and the audit fees and approving all non-audit and tax services to be performed by the independent auditor;
•
evaluating the independence and qualifications of our independent registered public accounting firm;
•
reviewing our financial statements, and discussing with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;

•
reviewing and discussing with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;
•
discussing with management our procedures regarding the presentation of our financial information, and reviewing earnings press releases and guidance;
•
overseeing the design, implementation and performance of our internal audit function, if any;
•
setting hiring policies with regard to the hiring of employees and former employees of our independent auditor and overseeing compliance with such policies;
•
reviewing, approving and monitoring related party transactions;
•
adopting and overseeing procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;
•
reviewing and discussing with management and our independent auditor the adequacy and effectiveness of our legal, regulatory and ethical compliance programs;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
overseeing our policies on risk assessment and risk management;
•
overseeing compliance with our code of conduct;
•
reviewing related party transactions; and
•
reviewing and discussing with management and our independent auditor our guidelines and policies to identify, monitor and address enterprise risks.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at investors.geturgently.com. During 2024, our audit committee held five meetings.

Compensation Committee

The current members of our compensation committee are Ms. Domanig and Messrs. Geisse and Micali. Ms. Domanig is the chairperson of our compensation committee. Our board of directors has determined that each member of the compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of the Nasdaq. Each member of the compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act (“Rule 16b-3”). Our compensation committee is responsible for, among other things:

•
reviewing, approving or making recommendations to our board of directors regarding, the compensation of our executive officers, including our chief executive officer;
•
reviewing, approving and administering our equity compensation plans;
•
establishing and reviewing the compensation plans and programs of our employees , and ensuring that they are consistent with our general compensation strategy;

•
making recommendations to our board of directors regarding non-employee director compensation; and
•
approving or making recommendations to the board of directors regarding the creation or revision of any clawback policy.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at investors.geturgently.com. During 2024, our compensation committee held three meetings.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Ms. Domanig and Mr. Micali. Mr. Micali is the chairperson of our nominating and corporate governance committee. Our board of directors has determined that each of the members of the nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of Nasdaq. Our nominating and corporate governance committee is responsible for, among other things:

•
reviewing and assessing and making recommendations to the board of directors regarding desired qualifications, expertise and characteristics sought of board members;
•
identifying, evaluating, selecting or making recommendations to our board of directors regarding nominees for election to our board of directors;
•
developing policies and procedures for considering stockholder nominees for election to the board of directors;
•
reviewing our succession planning process for our chief executive officer and any other members of our executive management team;
•
reviewing and making recommendations to the board of directors regarding the composition, organization and governance of the board of directors and its committees;
•
making recommendations to the board of directors regarding non-employee director compensation;
•
reviewing and making recommendations to our board of directors regarding our corporate governance guidelines and corporate governance framework;
•
overseeing director orientation for new directors and continuing education for our directors;
•
overseeing the evaluation of the performance of the board of directors and its committees;
•
reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing conflicts of interest of our board members and officers other than related party transactions reviewed by our audit committee; and
•
administering policies and procedures for communications with the non-management members of the board of directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and corporate governance committee is available on our website at investors.geturgently.com. During 2024, our nominating and corporate governance committee held three meetings.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other disposition of our securities by our directors, officers, employees and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the listing standards of Nasdaq. In addition, with regard to the Company's trading of its own securities, it is our policy to comply with federal securities laws and applicable exchange listing requirements. A copy of our Insider Trading Policy is filed as an exhibit to the Original Report.

Practices with Regard to Timing of Equity Awards

Because we do not currently grant stock options covering our listed common stock, and have not since our direct listing, we do not have a policy or practice regarding option grant timing. Our board of directors and our compensation committee do not take material nonpublic information into account when determining the timing and terms of equity grants. We do not have a policy or practice to time equity grants based on the release of material non-public information. We did not grant stock options to any of our named executive officers in 2024 and have never granted stock appreciation rights.

Corporate Governance Guidelines and Code of Conduct

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of conduct are available on our website at investors.geturgently.com. We will post amendments to our code of conduct or any waivers of our code of conduct for directors and executive officers on the same website.

Item 11. Executive Compensation.

Processes and Procedures for Compensation Decisions

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving these goals.

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of our Chief Executive Officer and other executive officers in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies. During the fiscal year ended December 31, 2024, our compensation committee, on behalf of our board of directors, retained Pearl Meyer to provide it with market information, analysis, and other advice relating to executive and director compensation on an ongoing basis. Pearl Meyer does not provide any non-compensation related services to us.

Our named executive officers, consisting of our principal executive officer and our only other executive officer, as of December 31, 2024, were:

•
Matthew Booth, our Chief Executive Officer and Director; and
•
Timothy Huffmyer, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation reportable for our named executive officers for the years ended December 31, 2024 and 2023, as determined under SEC rules.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Matthew Booth Chief Executive Officer	2024	503,846	108,623	—	464(2)	612,934
	2023	380,000	1,820,185	350,000	—	2,550,185
Timothy Huffmyer Chief Financial Officer	2024	403,077	85,755	—	14,048(3)	502,880
	2023	360,000	1,651,301	200,000	13,200(4)	2,224,501

(1)
The amount reported represents the aggregate grant-date fair value of the RSUs awarded to the named executive officer in 2024, calculated in accordance with ASC 718. These amounts do not reflect the actual economic value that may be realized by the named executive officer.
(2)
Represents Company payment of life insurance premiums.
(3)
Consists of (i) Company payment of life insurance premiums in the amount of $248 and (ii) a 401(k) matching contribution by the Company of $13,800.
(4)
Represents a 401(k) matching contribution by the Company.

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(2)
Matthew Booth	4/2/2019	92 (3)	—	1,015.20	4/1/2029	—	—
	2/5/2020	199 (3)	—	1,069.20	2/4/2030	—	—
	12/15/2020	254 (3)	—	1,490.40	12/14/2030	—	—
	10/19/2023	—	—	—	—	7,233 (4)	44,268
	11/17/2023	—	—	—	—	9,375 (5)	57,375
	11/7/2024	—	—	—	—	15,833 (6)	96,900
Timothy Huffmyer	7/15/2021	92 (2)	—	1,490.40	7/14/2031	—	—
	9/23/2021	265 (7)	59	1,490.40	9/22/2031	—	—
	10/19/2023	—	—	—	—	7,233 (4)	44,268
	11/17/2023	—	—	—	—	6,875 (5)	42,075
	11/7/2024	—	—	—	—	12,500 (6)	76,500

(1)
The options were granted pursuant to our 2013 Equity Incentive Plan, or the 2013 Plan.
(2)
The market value of RSUs granted under our 2023 Plan is based on the closing price of our common stock on December 31, 2024 of $6.12.
(3)
Shares subject to the option are fully vested and immediately exercisable.
(4)
The remaining RSUs vest in two equal annual installments beginning on February 20, 2025.
(5)
The remaining RSUs vest in three equal annual installments beginning on October 19, 2025.
(6)
The RSUs vest in four equal annual installments beginning on November 7, 2025.
(7)
One-fourth of the shares subject to the option vested on September 7, 2022 and the remaining shares vest in 36 equal monthly installments beginning on October 7, 2022.

Executive Employment Arrangements

Matthew Booth

Matthew Booth entered into an amended and restated executive employment agreement dated January 27, 2025 (the “Booth Employment Agreement”) which amended and restated his prior employment agreement to modify his change in control and severance benefits to reflect the terms described below. The Booth Employment Agreement has no specific term and provides that Mr. Booth is an at-will employee. Mr. Booth is eligible for an annual base salary of $500,000 and a target annual bonus opportunity of up to $350,000. The Booth Employment Agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

In the event that Mr. Booth’s employment with us is terminated without “cause” (as defined in the Booth Employment Agreement) or Mr. Booth resigns with “good reason” (as defined in the Booth Employment Agreement) (such a termination either without “cause” or for “good reason,” a “Booth Involuntary Termination”) other than within three months prior to or 12 months following the effective date of a “change in control” (as defined in the Booth Employment Agreement) (the “Booth change in control period”), Mr. Booth will be eligible for:

•
continuing payment of (x) his then-current base salary for a period of 12 months plus (y) his target bonus assuming target performance, less all applicable withholdings and deductions; and
•
paid coverage under our group health plans for up to 6 months.

In the event of a Booth Involuntary Termination within the Booth change in control period, Mr. Booth will be eligible for the payments and benefits described above, provided that the cash severance shall be multiplied by two (2) and paid in a lump sum, and accelerated vesting and exercisability of all of his outstanding equity awards. Pursuant to the Booth Employment Agreement, the foregoing severance benefits are subject to Mr. Booth signing, delivering and not revoking a separation agreement that includes, among other terms, an effective general release of claims in our favor and in favor of our affiliates and representatives, in the form presented by us within the time in such separation agreement, which shall be no longer than 60 days following the date of his termination of service.

Timothy Huffmyer

Mr. Huffmyer entered into a second amended and restated executive employment agreement dated January 27, 2025 (the “Huffmyer Employment Agreement), which amended and restated his prior employment agreement to modify his change in control and severance benefits to reflect the terms described below. The Huffmyer Employment Agreement has no specific term and provides that Mr. Huffmyer is an at-will employee. Mr. Huffmyer is eligible for an annual base salary of $400,000 and a target annual bonus opportunity of up to $200,000. The Huffmyer Employment Agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

In the event that Mr. Huffmyer’s employment with us is terminated without “cause” (as defined in the Huffmyer Employment Agreement) or Mr. Huffmyer resigns with “good reason” (as defined in the Huffmyer Employment Agreement) (such a termination either without “cause” or for “good reason,” a “Huffmyer Involuntary Termination”) other than within three months prior to or 12 months following the effective date of a “change in control” (as defined in the Huffmyer Employment Agreement) (the “Huffmyer change in control period”), Mr. Huffmyer will be eligible for:

•
continuing payment of (x) his then-current base salary for a period of 12 months plus (y) his target bonus assuming target performance, less all applicable withholdings and deductions; and
•
paid coverage under our group health plans for up to 6 months.

If Mr. Huffmyer is subject to a Huffmyer Involuntary Termination within the Huffmyer change in control period, Mr. Huffmyer will be eligible for the payments and benefits described above, provided that the cash severance shall be multiplied by two (2) and paid in a lump sum, and accelerated vesting and exercisability of all of his outstanding equity awards. Pursuant to the Huffmyer Employment Agreement, the foregoing severance benefits are subject to Mr. Huffmyer signing, delivering and not revoking a separation agreement that includes, among other terms, an effective general release of claims in our favor and in favor of our affiliates and representatives, in the form presented by us within the time in such separation agreement, which shall be no longer than 60 days following the date of his termination of service.

Non-Equity Incentive Compensation

Our named executive officers were eligible for non-equity incentive compensation in accordance with our 2024 bonus program. After consideration of performance against Company metrics, our board of directors determined that no bonus would be payable to our named executive officers under our 2024 bonus program.

Restricted Stock Unit Awards

In November 2024, our named executive officers received awards of restricted stock units granted under our 2023 Equity Incentive Plan (the “2023 Plan”). The vesting terms of the awards are set forth in the “Outstanding Equity Awards at Fiscal 2024 Year-End” table above.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis (the “401(k) Plan”). 401(k) Plan participants are able to defer eligible compensation on a pre-tax or after tax (Roth) basis, subject to applicable annual Code limits. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

Director Compensation for Fiscal Year 2024

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended December 31, 2024 pursuant to the terms of the Director Compensation Policy (as defined below) in effect for the fiscal year ended December 31, 2024. Directors who are also our employees receive no additional compensation for their service as directors. During 2024, Mr. Booth was an employee and executive officer and therefore, did not receive compensation as a director. See "Item 11. Executive Compensation” of this Amendment for additional information regarding Mr. Booth’s compensation.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)(1)	Total ($)
Gina Domanig	67,000	129,124.40	196,124.40
Suzie Doran	70,000	129,124.40	199,124.40
Andrew Geisse	60,000	129,124.40	189,124.40
James Micali	86,000	129,124.40	215,124.40
Ryan Pollock	60,000	129,124.40	189,124.40
Benjamin Volkow	56,000	129,124.40	185,124.40
Alexandre Zyngier (2)	—	—	—

(1)
The amounts reported represent the aggregate grant date fair value of the RSUs calculated in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for the RSUs and do not necessarily correspond to the actual value that may be recognized by each director. For a discussion of how we calculate stock-based compensation expense, see Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 14, 2025.
(2)
Alexandre Zyngier was appointed to serve on our board of directors effective January 23, 2025.

Outside Director Compensation

Our board of directors adopted an outside director compensation policy (the “Director Compensation Policy”) for our outside directors that became effective as of October 19, 2023, and was subsequently amended on January 23, 2025 (the “A&R Effective Date”) to set the number of shares subject to Initial Awards and Annual Awards (each, as defined below) to be a fixed number of shares, as described below. The Director Compensation Policy was developed and amended with input from Pearl Meyer regarding practices and compensation levels at comparable companies. The Director Compensation Policy was designed to attract, retain, and reward outside directors.

Under the Director Compensation Policy, each outside director will receive the cash and equity compensation for board services described below. We also will reimburse our outside directors for reasonable, customary, and documented travel expenses to meetings of our Board or its committees and other expenses. Directors who are also our employees receive no additional compensation for their service as directors.

Maximum Annual Compensation Limit

The Director Compensation Policy includes a maximum annual limit of $750,000 of cash compensation and equity compensation awards that may be paid, issued, or granted to an outside director in any fiscal year (increased to $1,000,000 in the outside director’s initial year of service as an outside director). For purposes of this limitation, the grant date fair value is determined in accordance with GAAP. Any cash compensation or equity awards granted under the 2023 Plan to an outside director for his or her services as an employee, or for his or her services as a consultant (other than as an outside director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our outside directors.

Cash Compensation

Outside directors are entitled to receive the following cash compensation for their service under the Director Compensation Policy:

•
$50,000 per year for service as a board member;
•
$20,000 per year for service as board chair or lead independent director;
•
$20,000 per year for service as chair of the audit committee;
•
$10,000 per year for service as member of the audit committee;
•
$12,000 per year for service as chair of the compensation committee;
•
$6,000 per year for service as member of the compensation committee;
•
$10,000 per year for service as chair of the nominating and corporate governance committee; and
•
$5,000 per year for service as member of the nominating and corporate governance committee.

Each outside director who serves as the chair of a committee will receive only the annual cash fee as the chair of the committee, and not the additional annual cash fee as a member of the committee. All cash payments to outside directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

In the event of a “change in control” (as defined in the 2023 Plan), each outside director’s outstanding awards will fully vest, provided that the outside director continues to be an outside director through the date of the change in control.

Initial Award

Each person who first became an outside director prior to the A&R Effective Date automatically received an initial award of RSUs covering a number of shares of our common stock with a Value (as defined below) equal to $300,000 (the “Initial Award”). Each person who first becomes an outside director following the A&R Effective Date will automatically receive an Initial Award of RSUs covering 1,666 shares of our common stock. The Initial Award will vest in equal 1/3rd installments on each of the first three anniversaries of its date of grant, subject to the outside director continuing to be a service provider through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming an outside director due to termination of employment will not entitle them to an Initial Award.

For purposes of an Initial Award and an Annual Award, “Value” means the thirty (30) trading day volume weighted average stock price for the thirty (30) trading days prior to the applicable grant date.

Annual Award

Prior to the A&R Effective Date, each outside director automatically received, on the date of each annual meeting of our stockholders, an annual award of RSUs covering a number of shares of our common stock with a Value equal to $150,000 (the “Annual Award”). Following the A&R Effective Date, each outside director will automatically receive, on the date of each annual meeting of our stockholders following the A&R Effective Date, an Annual Award of RSUs covering 833 shares of our common stock. Annual Awards will vest on the earlier of the one-year anniversary of its date of grant or the day prior to the date of the next annual meeting of stockholders following its date of grant, subject to the outside director continuing to be a service provider through the applicable vesting date.

Effective Date Award

Each outside director received, on the effective date of the registration statement in connection with the direct listing of the Company’s securities, an award of RSUs (an “Effective Date Award”) covering 1,180 shares of our common stock. The Effective Date Award vests in three equal annual installments beginning on October 19, 2024, subject to the outside director continuing to be a service provider through the applicable vesting date.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2024:

Name	Grant Date	Number of Shares Underlying Outstanding Stock Awards(1)	Number of Shares Underlying Outstanding Stock Options
Gina Domanig	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
Suzie Doran	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
Andrew Geisse	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
James Micali	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
Ryan Pollock	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
Benjamin Volkow	10/19/2023	787 (2)	—
	6/26/2024	6,443 (3)	—
Alexandre Zyngier(4)	—	—	—

(1)
Equity awards granted pursuant to our 2023 Plan.
(2)
These RSUs represent Effective Date Awards. The remaining RSUs vest in two equal annual installments beginning on October 19, 2025, subject to the outside director continuing to be a service provider through the applicable vesting date.
(3)
These RSUs represent Annual Awards, which vest on the earlier of (i) June 26, 2025 or (ii) the date of the next annual meeting of stockholders following June 26, 2024, subject to the outside director continuing to be a service provider through the applicable vesting date.
(4)
Alexandre Zyngier was appointed to serve on our board of directors effective January 23, 2025.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 31, 2025 by:

•
each of our named executive officers;
•
each of our directors;
•
all of our executive officers and directors as a group; and
•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 1,244,830 shares of our common stock outstanding as of March 31, 2025. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2025 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 31, 2025, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o Urgent.ly Inc., 8609 Westwood Center Drive, Suite 810, Vienna, Virginia 22182.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Matthew Booth (1)	8,776	*
Timothy Huffmyer (2)	9,742	*
Gina Domanig (3)	393	*
Suzie Doran (4)	393	*
Andrew Geisse (5)	15,300	1.2%
James Micali (6)	393	*
Ryan Pollock (7)	77,129	6.2%
Benjamin Volkow (8)	18,796	1.5%
Alexandre Zyngier	—	*
All directors and executive officers as a group (9 persons)(9)	130,922	10.5%
Greater than 5% Stockholders:
Mithaq Capital SPC (10)	99,486	8.0%
Iron Gate Management LLC (11)	76,736	6.2%
Highbridge Capital Management, LLC (12)	69,442	5.6%

* Represents less than 1%.

(1)
Consists of (i) 8,231 shares held of record by Mr. Booth and (ii) 545 shares issuable upon option exercise within 60 days of March 31, 2025.
(2)
Consists of (i) 9,350 shares held of record by Mr. Huffmyer and (ii) 392 shares issuable upon option exercise within 60 days of March 31, 2025.
(3)
Consists of 393 shares held of record by Ms. Domanig.
(4)
Consists of 393 shares held of record by Ms. Doran.

(5)
Consists of (i) 393 shares held of record by Mr. Geisse and (ii) 14,907 shares held of record by Andrew M and Jane S Geisse 2000 Trust for which Mr. Geisse serves as trustee.
(6)
Consists of 393 shares held of record by Mr. Micali.
(7)
Consists of (i) 393 shares held of record by Mr. Pollock and (ii) 76,736 shares held of record by Iron Gate Urgently, LLC (“Iron Gate Urgently”). See footnote (11) below.
(8)
Consists of 18,796 shares held of record by Mr. Volkow.
(9)
Consists of (i) 129,985 shares beneficially owned by our current executive officers and directors and (ii) 937 shares issuable upon option exercise within 60 days of March 31, 2025.
(10)
Based on information provided in a Schedule 13G filed with the SEC on October 30, 2023 by Mithaq Capital SPC (“Mithaq Capital”). Consists of 99,486 shares for which Mithaq Capital holds sole voting and dispositive power. Turki Saleh A. Al Rajhi and Muhammad Asif Seemab share voting and dispositive power with respect to the shares held by Mithaq Capital. The address for this entity and these individuals is c/o Synergy, Anas Ibn Malik Road, Al Malqa, Riyadh 13521 Saudi Arabia.
(11)
Based on information provided in a Schedule 13G filed with the SEC on February 14, 2024 by Iron Gate Management LLC (“Iron Gate Management”). Consists of 76,736 shares of common stock beneficially owned by Iron Gate Urgently. As the manager of Iron Gate Urgently, Iron Gate Management shares voting and dispositive power with respect to the shares held of record by Iron Gate Urgently. As the members of the managing committee of Iron Gate Management, Doug Fahoury and Mr. Pollock share voting and dispositive power with respect to the shares held of record by Iron Gate Urgently. The address for these entities and individuals is 842 W. South Boulder Road, Suite 200, Louisville, Colorado 80027.
(12)
Based on the issuance of 69,442 shares of common stock to entities affiliated with Highbridge Capital Management, LLC (“Highbridge”) pursuant to a purchase agreement dated February 26, 2025. Consists of (i) 55,341 shares of common stock beneficially owned by Highbridge Tactical Credit Master Fund, L.P. and (ii) 14,101 shares of common stock beneficially owned by Highbridge Tactical Institutional Fund, Ltd. Highbridge is the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge Tactical Institutional Fund, Ltd. (together, the “Highbridge Funds”). The Highbridge Funds disclaim beneficial ownership over these shares. The address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172, and the address for the Highbridge Funds is c/o Maples Corporate Services Limited #309 Ugland House, South Church Street, George Town, Grand Cayman KY1-1104, Cayman Islands.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	181,726 (2)	$1,194.92 (3)	17,077 (4)
Total

(1)
Includes the 2023 Plan and the 2023 Employee Stock Purchase Plan (the “ESPP”).
(2)
Includes 181,679 shares subject to options and RSUs that were outstanding as of December 31, 2024 that were issued under the 2023 Plan.
(3)
RSUs, which do not have an exercise price, are excluded from the calculation of weighted-average exercise price.
(4)
Our 2023 Plan provides that the number of shares available for issuance under the 2023 Plan will automatically be increased on the first day of each fiscal year beginning on January 1, 2024, in an amount equal to the least of (i) 46,106 shares, (ii) 12.5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as our board of directors may determine. The number of shares of common stock available for grant and issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on January 1, 2024 equal to the least of (a) 9,221 shares, (b) 2% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year or (c) such other amount as our board of directors may determine.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of each transaction since January 1, 2023, and each currently proposed transaction, in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or exceeds the lesser of (a) $120,000 and (b) 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•
any of our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Purchase Agreement

We are party to a purchase agreement dated February 26, 2025 (the “Purchase Agreement”) with the investors party thereto, including entities affiliated with Highbridge, pursuant to which we issued 69,442 shares of common stock to entities affiliated with Highbridge (the “Initial Eighth Amendment Premium Shares”). Pursuant to the Purchase Agreement we also agreed to issue an additional 68,748 shares of common stock (the “Subsequent Eighth Amendment Premium Shares”) to entities affiliated with Highbridge if we have not met our obligations under our Second Lien Loan and Security Agreement prior to July 1, 2025. If an investor (together with such investor’s affiliates, any person acting as a group together with such investor or such Investor’s affiliates and any other person whose beneficial ownership of common stock would be aggregated with such Investor or such investor’s affiliates for purposes of Section 13(d) and Rule 13d-3 of the Exchange Act) would beneficially own in excess of 9.9% (or, at the election of the investor, 4.9%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the Subsequent Eighth Amendment Premium Shares issuable to such investor, in lieu of acquiring such Subsequent Eighth Amendment Premium Shares, such Investor shall acquire pre-funded warrants to issue up to the equivalent number of shares of common stock (the “Warrants”). The Warrants will have an exercise price of $0.001 and a ten-year term. As a result of the issuance of the Initial Eighth Amendment Premium Shares pursuant to the Purchase Agreement, Highbridge holds more than 5% of our outstanding capital stock.

Registration Rights Agreement

In connection with the Purchase Agreement, on February 26, 2025, we and the investors party thereto, including entities affiliated with Highbridge, also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we have agreed to use commercially reasonable efforts to file a registration statement with the SEC for the resale of the Initial Eighth Amendment Premium Shares, any Subsequent Eighth Amendment Premium Shares and any shares of common stock issuable upon exercise of the Warrants. Under the Registration Rights Agreement, the investors are also entitled to piggyback registration rights.

Commercial Transactions

BMW Agreements

We are party to non-exclusive service agreements (the “BMW Agreements”) with entities affiliated with BMW i Ventures SCS, SICAV-RAIF (“BMW iVentures”) pursuant to which we provide various roadside assistance services. During the year ended December 31, 2023 we earned $28.5 million of revenue under the BMW Agreements. BMW iVentures held more than 5% of our outstanding capital stock during the year ended December 31, 2023.

Enterprise Agreements

We are party to non-exclusive service agreements (the “Enterprise Agreements”) with entities affiliated with Enterprise Holdings Ventures, LLC (“EHV”) pursuant to which we provide various roadside assistance services. During the year ended December 31, 2023 we earned $40.3 million of revenue under the Enterprise Agreements. EHV held more than 5% of our outstanding capital stock during the year ended December 31, 2023.

2023 Notes Financing

In April and May 2023, we issued an aggregate of $4,695,843 of convertible promissory notes (the “2023 Notes”) to certain purchasers, including to each of BMW iVentures, Emerald Industrial Innovation Fund L.P., Iron Gate Urgently, LLC, and American Tire Distributors Holdings, Inc. in aggregate amounts, respectively, of $2,000,000, $750,000, $500,000 and $200,000.

The 2023 Notes automatically converted into 29,451 shares of common stock immediately prior to the consummation of the direct listing of our common stock on October 19, 2023.

Investors’ Rights Agreement

We are party to an amended investors’ rights agreement dated October 18, 2023 (the “Investors’ Rights Agreement”) with certain holders of our capital stock, including BMW iVentures, Iron Gate Urgently, LLC, EHV, Emerald Industrial Innovation Fund L.P., American Tire Distributors Holdings, Inc., Forte Ventures L.P., Forte Urgent.ly LLC and Porsche Investments Management S.A. which provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of common stock be covered by a registration statement that we are otherwise filing.

Policies and Procedures for Related Party Transactions

We have adopted a formal, written policy regarding related party transactions. This written policy regarding related party transactions provides that a related party transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related party has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. For purposes of this policy, a related party means any of our executive officers and directors, in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.

Our audit committee has the primary responsibility for reviewing and approving, ratifying or disapproving related party transactions. In determining whether to approve, ratify or disapprove any such transaction, our audit committee will consider, among other factors, (1) whether the transaction is fair to us and on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related party’s interest in the transaction, and (3) whether the transaction would impair the independence of any of our outside directors.

The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, (3) charitable contributions by us to a charitable organization, foundation or university at which a related party’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such organization’s total annual receipts, (4) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, (5) transactions available to all United States employees generally and (6) any other transaction where disclosure of such transaction would not be required pursuant to Item 404 of Regulation S-K. In addition to our policy, our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services billed to us by CohnReznick LLP (“CohnReznick”) for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$592,387	$1,468,853
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$592,387	$1,468,853

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and services performed in connection with registration statements or other regulatory filings with the SEC, including consents. During the years ended December 31, 2024 and 2023, $157,803 and $402,977, respectively, of audit fees were billed in connection with the reviews of quarterly condensed consolidated financial statements. For the year ended December 31, 2023, $485,645 of the audit fees were billed in connection with the Merger with Otonomo and direct listing of our common stock.

Auditor Independence

In our fiscal years ended December 31, 2024 and 2023, there were no other professional services provided by CohnReznick, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of CohnReznick.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by CohnReznick for our fiscal years ended December 31, 2024 and 2023 were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

10.14#	Urgent.ly Inc. Outside Director Compensation Policy (incorporated by reference from Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).
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

10.17

First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 31, 2024, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.18

Fifth Amendment to Loan and Security Agreement, dated as of December 31, 2024, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.19

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.20

Sixth Amendment to Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.21

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.22

Seventh Amendment to Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

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

19.1	Urgent.ly Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).
21.1	Subsidiaries of Urgent.ly Inc. (incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).
23.1	Consent of CohnReznick LLP, independent registered public accounting firm for Urgent.ly Inc.
24.1	Power of Attorney (included on the signature page to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

32.2^

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

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

* Filed herewith.

^ These exhibits are furnished and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Urgent.ly Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

URGENT.LY INC.

Date: April 17, 2025	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2025	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)