Form 10-Q
period 2025-03-31
Urgent.ly Inc.
filed 2025-05-14
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 1,244,830 shares of common stock, $0.001 par value per share, outstanding.

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
•
the sustainability of our growth rates and future growth;
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
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); and
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”).

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025, as amended by our Annual Report on Form 10-K/A filed with the SEC on April 17, 2025 (as amended, the “Annual Report”) and in other filings we may make from time to time with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,285	$14,054
Restricted cash	125	125
Accounts receivable, net of allowance for expected losses of $747 in 2025 and 2024	23,506	22,890
Prepaid expenses and other current assets	2,900	3,687
Total current assets	32,816	40,756
Right-of-use assets	681	810
Property, equipment and software, net of accumulated depreciation of $517 and $405 in 2025 and 2024, respectively	1,529	1,577
Capitalized software costs, net of accumulated amortization of $1,293 and $810 in 2025 and 2024, respectively	5,291	4,637
Intangible assets, net of accumulated amortization of $2,398 and $2,008 in 2025 and 2024, respectively	4,006	4,396
Other non-current assets	2,109	1,895
Total assets	$46,432	$54,071

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,160	$2,900
Accrued expenses	15,638	19,838
Deferred revenue, current	145	153
Current lease liabilities	371	446
Current portion of long-term debt, net	13,198	14,257
Total current liabilities	32,512	37,594
Long-term lease liabilities	406	466
Long-term debt, net	40,381	39,883
Derivative liability	471	—
Other long-term liabilities	8,740	7,798
Total liabilities	82,510	85,741
Stockholders’ deficit:
Common stock, par value $0.001; 500,000,000 shares authorized, 1,244,830 and 1,124,951 issued and outstanding in 2025 and 2024, respectively	1	1
Additional paid-in capital	168,201	167,125
Accumulated deficit	(204,280)	(198,796)
Total stockholders’ deficit	(36,078)	(31,670)
Total liabilities and stockholders’ deficit	$46,432	$54,071

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$31,272	$40,092
Cost of revenue (excluding depreciation and amortization)	23,283	30,741
Gross profit	7,989	9,351
Operating expenses:
Research and development	1,968	4,243
Sales and marketing	703	2,019
Operations and support	2,411	4,321
General and administrative	4,368	6,014
Depreciation and amortization	986	1,102
Total operating expenses	10,436	17,699
Operating loss	(2,447)	(8,348)
Other income (expense), net:
Interest expense	(3,297)	(4,152)
Interest income	20	363
Change in fair value of derivative liability	37	—
Change in fair value of contingent purchase consideration	77	821
Loss on debt extinguishment	—	(1,405)
Income from equity method investment	150	—
Other expense	(5)	(255)
Total other expense, net	(3,018)	(4,628)
Loss before income taxes	(5,465)	(12,976)
Provision for income taxes	19	39
Net loss attributable to common stockholders	(5,484)	(13,015)
Other comprehensive income:
Foreign currency translation adjustments	—	132
Unrealized gains on marketable securities	—	10
Other comprehensive income	—	142
Comprehensive loss	$(5,484)	$(12,873)

Loss per share attributable to common stockholders:
Basic and diluted	$(4.69)	$(11.69)

Weighted average shares outstanding:
Basic and diluted	1,169,354	1,113,267

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2024	1,124,951	$1	$167,125	$(198,796)	$—	$(31,670)
Vesting of stock-based awards, net of shares withheld for taxes	6,709	—	(32)	—	—	(32)
Issuance of common stock in connection with Highbridge loan amendment (Note 7)	113,170	—	570	—	—	570
Stock-based compensation expense	—	—	538	—	—	538
Net loss	—	—	—	(5,484)	—	(5,484)
Balance, March 31, 2025	1,244,830	$1	$168,201	$(204,280)	$—	$(36,078)

Balance, December 31, 2023	1,109,321	$1	$164,932	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	8,514	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	1,117,835	$1	$165,508	$(167,784)	$(418)	$(2,693)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,484)	$(13,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	986	1,102
Amortization of right-of-use assets	129	170
Amortization of costs to obtain contracts	22	22
Amortization of costs to fulfill contracts	62	12
Amortization of debt issuance costs	177	152
Stock-based compensation	538	718
Bad debt expense	—	143
Foreign currency loss (gain)	25	(35)
Interest receivable	(24)	(257)
Loss on debt extinguishment	—	1,405
Loss on disposal of property, equipment and software	—	22
Change in fair value of contingent consideration and derivative liabilities	(114)	(821)
Noncash interest expense	538	1,921
Paid-in-kind interest capitalized	1,600	—
Income from equity method investment	(150)	—
Changes in operating assets and liabilities:
Accounts receivable	(616)	8,041
Prepaid expenses and other current assets	745	1,142
Other assets	(148)	(183)
Accounts payable	258	(404)
Accrued expenses	(4,509)	2,732
Deferred revenue	(8)	(72)
Lease liabilities	(135)	(188)
Long-term liabilities	942	(12,319)
Net cash used in operating activities	(5,166)	(9,712)
Cash flows from investing activities:
Purchases of property, equipment and software	(65)	(73)
Investment in capitalized software	(1,137)	(1,315)
Proceeds from short-term deposits and sale of marketable securities	—	25,117
Net cash provided by (used in) investing activities	(1,202)	23,729
Cash flows from financing activities:
Repayment of term loan	(10,000)	(17,500)
Payments of debt issuance costs	(2,293)	(566)
Proceeds from revolving credit facility	20,410	—
Payments on revolving credit facility	(9,518)	—
Net cash used in financing activities	(1,401)	(18,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	35
Net decrease in cash, cash equivalents and restricted cash	(7,769)	(4,014)
Cash, cash equivalents and restricted cash, beginning of period	14,179	38,256
Cash, cash equivalents and restricted cash, end of period	$6,410	$34,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$278	$1,969
Cash paid for income taxes	$52	$119
Supplemental noncash investing and financing activities:
Issuance of common stock in connection with term loan amendment	$570	$—
Derivative liability resulting from term loan amendment	$508	$—

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

On March 12, 2025, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-12 reverse stock split of its common stock (“Common Stock”), which became effective on March 17, 2025. The Company has adjusted all periods presented for the effects of the stock split.

Liquidity Risk and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $204,280 as of March 31, 2025 and an operating loss of $2,447 for the three months ended March 31, 2025. The Company’s liquid assets at March 31, 2025 consist of cash, cash equivalents and restricted cash totaling $6,410 and a principal debt balance of $56,749. Combined with the Company’s history of operating losses, this raises substantial doubt about the Company’s ability to continue as a going concern.

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

In the event the Company is unable to improve its operating results during the next twelve months from the date of issuance of the condensed consolidated financial statements, the Company may not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The condensed consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Restructuring

In the first quarter of 2025, the Company undertook actions to eliminate redundant employees primarily in Israel and the United States in an effort to reduce operating expenses, resulting in a decrease of 23 employees, or 13% of the Company’s total employees as of December 31, 2024. These actions resulted in restructuring charges totaling $174 for the three months ended March 31, 2025.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its audited consolidated financial statements for the year ended December 31, 2024 included in its Annual Report.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Urgent.ly Inc. and its wholly-owned subsidiaries Roadside Innovation Inc., Roadside Innovation (Arkansas) Inc., Urgently Canada Technologies ULC, and Otonomo Technologies Ltd. (“Otonomo”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of March 31, 2025 and its results of operations, changes in stockholders’ deficit, and cash flows for the three months ended March 31, 2025 and 2024.

The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements for the year ended December 31, 2024 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2024 and 2023 included in the Annual Report.

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

During the three months ended March 31, 2025 and 2024, 53% and 54% of revenue was earned from two and three customers, respectively. At March 31, 2025 and December 31, 2024, 60% and 71% of accounts receivable was due from three customers, respectively.

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

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the three months ended March 31, 2025, the Company amended its term loans (see Note 7).

Segment Reporting

The Company has determined that its Chief Executive Officer is its chief operating decision maker (the “CODM”). The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements. The CODM uses consolidated net income (loss) and operating income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes departmental expenses (cost of revenue, research and development, sales and marketing, operations and support, and general and administrative) at the consolidated level to manage the Company’s operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Equity Method Investment

The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The Company accounts for its equity method investment in The Floow Limited at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected within Other income (expense), net in the condensed consolidated statements of operations on a three-month lag. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. As of March 31, 2025 and December 31, 2024, the carrying value of its equity method investment was $1,500 and $1,350, respectively, and is included in Other non-current assets in the condensed consolidated balance sheets.

New Accounting Pronouncement

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

Revenue on a disaggregated basis is as follows:

	Three Months Ended March 31,
	2025	2024
Full-service outsourcing—flat rate	$31,120	$38,150
Full-service outsourcing—claim cost pass-through	3	3
Membership	99	145
Software licensing arrangements	42	1,335
Professional services	8	459
	$31,272	$40,092

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

	2025	2024
Contract assets as of January 1	$381	$233
Additional contract costs to fulfill	150	272
Amortization of contract costs to obtain	(22)	(22)
Amortization of contract costs to fulfill	(62)	(12)
Contract assets as of March 31	$447	$471

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of March 31, 2025
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$2,277	$—	$—	$2,277
Contingent purchase consideration (1)	—	—	(2,848)	(2,848)
Derivative liability (2)	—	—	(471)	(471)
	$2,277	$—	$(3,319)	$(1,042)

	Fair Value as of December 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$8,853	$—	$—	$8,853
Contingent purchase consideration (1)	—	—	(2,925)	(2,925)
	$8,853	$—	$(2,925)	$5,928

(1) Contingent purchase consideration represents a liability recorded at fair value in connection with the acquisition of Otonomo, and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent purchase consideration was estimated based on the fair value of the Company’s shares issuable on a contingent basis. Contingent purchase consideration is included in Accrued expenses in the condensed consolidated balance sheets.

(2) The derivative liability represents a contingent promise to issue additional consideration in the form of common stock or warrants which is bifurcated from the underlying term loan and is carried at fair value. The changes in the fair value of the derivative liability are recorded as Change in fair value of derivative liability in the condensed consolidated statements of operations.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes. The fair value of the derivative liability was estimated based on its total value, adjusted to reflect the weighted probability of the occurrence of the contingent event.

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration and derivative liability:

	Contingent Purchase Consideration	Derivative Liability
Fair value at January 1, 2025	$2,925	$—
Issuance	—	508
Change in fair value	(77)	(37)
Fair value as of March 31, 2025	$2,848	$471

The carrying values for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt approximated fair value as of March 31, 2025 and December 31, 2024.

5. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	March 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,373	$(2,398)	$3,975	$6,373	$(2,008)	$4,365
Domain name	Indefinite	31	—	31	31	—	31
		$6,404	$(2,398)	$4,006	$6,404	$(2,008)	$4,396

Amortization expense was $390 and $852 for the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2025	$1,170
2026	1,560
2027	1,245
2028	—
2029	—
$3,975

6. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	March 31, 2025	December 31, 2024
Accrued service provider costs	$4,059	$4,447
Accrued compensation	855	1,194
Accrued interest	1,705	1,547
Accrued contract labor	262	327
Contingent purchase consideration	2,848	2,925
Accrued lender fees	—	3,247
Accrued VAT and income taxes	2,406	3,139
Other accrued liabilities	3,503	3,012
	$15,638	$19,838

7. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	March 31, 2025	December 31, 2024
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7.0%, maturing on February 28, 2025	$—	$10,000
Highbridge Capital term loan with an interest rate of 16% or 13% per annum, subject to certain conditions, maturing on July 31, 2026	41,600	40,000
MidCap Financial revolving credit facility with an interest rate of Term SOFR plus 4.5%, maturing on the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge Capital term loan, or April 2, 2026	10,892	—
2022 convertible promissory notes with an interest rate of 15% per annum, which matured on June 30, 2024	4,257	4,257
Total principal debt	56,749	54,257
Less: current portion (1)	(15,149)	(14,257)
Less: debt issuance costs and discounts, long-term	(1,219)	(117)
Total long-term debt, net	$40,381	$39,883

(1) Excludes debt issuance costs and discounts of $1,951 and $1,064 as of March 31, 2025 and December 31, 2024, respectively.

Structural Capital Term Loan

On January 31, 2025, the Company entered into an amendment to the Third Amended and Restated Loan and Security Agreement (as amended, the “Structural Loan Agreement”) with a consortium led by lending affiliates of Structural Capital (“Structural”), which extended the maturity date thereunder to February 15, 2025. On February 14, 2025, the Company amended the Structural Loan Agreement to extend the maturity date thereunder to February 28, 2025. The fees incurred with these administrative amendments were immaterial, neither amendment was deemed to be a substantive modification, and each was accounted for as a modification of debt. On February 26, 2025, the Company fully repaid the amount outstanding under the Structural Loan Agreement with proceeds from borrowings under the MidCap Credit Agreement (as defined below).

Highbridge Capital Term Loan

On January 31, 2025, the Company entered into the Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”), with a consortium led by lending affiliates of Highbridge Capital Management, LLC (“Highbridge”). The Sixth Amendment amended the Loan and Security Agreement, dated as of December 16, 2021 (the “Highbridge Loan Agreement”), among the Company, the other loan parties party thereto, the lenders from time to time party thereto and Alter Domus (US) LLC, as administrative and collateral agent, to, among other things, extend the maturity date thereunder to March 17, 2025. On February 14, 2025, the Company entered into a Seventh Amendment to Loan and Security Agreement to extend the maturity date thereunder to March 31, 2025. The fees incurred with these administrative amendments were immaterial, neither amendment was deemed to be a substantive modification, and each was accounted for as a modification of debt.

On February 26, 2025, the Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with Highbridge, to, among other things, (i) permit the Company’s entry into the MidCap Credit Agreement (as defined below), (ii) modify the interest rate to permit the Company to pay interest in kind for a specified period of time at a rate of 16.0% per annum, and thereafter, pay interest in cash at a rate of 13.0% per annum, subject to certain conditions, (iii) extend the maturity date thereunder from March 31, 2025 to July 31, 2026 and (iv) provide for the payment of an amendment fee in an amount of $2,600, which is payable in full at the earlier of the maturity date of July 31, 2026 or the date the loan is paid in full and is accreted to interest expense over the term of the loan. The Eighth Amendment was accounted for as a modification of debt.

On February 26, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, the Company issued 113,170 shares (the “Eighth Amendment Premium Shares”) of Common Stock. The Company also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) are repaid in full prior to July 1, 2025, the Company will issue 112,041 shares of Common Stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. If an Investor would beneficially own in excess of 9.9% (or, at the election of the Investor, 4.9%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the Eighth Amendment Premium Shares or the Subsequent Eighth Amendment Premium Shares, in lieu of acquiring such Eighth Amendment Premium Shares or Subsequent Eighth Amendment Premium Shares, such Investor may acquire pre-funded warrants to issue up to the equivalent number of shares of Common Stock (the “Warrants”). The Warrants will have an exercise price of $0.001 and a ten-year term.

The Company determined that the contingent promise to issue the Subsequent Eight Amendment Premium Shares is an embedded derivative that is required to be bifurcated from the debt host contract as it is not considered to be solely indexed to the Company’s own stock. The derivative liability is remeasured at fair value at each balance sheet date with changes in fair value reported in earnings. The fair value of the derivative liability on February 26, 2025 of $508 was recorded separately from the term loan with an offsetting amount recorded as a debt discount to be amortized through interest expense using the effective interest method over the remaining term of the loan. The fair value of the Eighth Amendment Premium Shares of $571 was also recorded as a debt discount which will be amortized through interest expense using the effective interest method over the remaining term of the loan.

The Company incurred $214 in legal fees on behalf of the lenders which were recorded as debt issuance costs to be amortized through interest expense using the effective interest method over the remaining term of the loan.

MidCap Financial Revolving Credit Facility

On February 26, 2025, the Company and certain of its subsidiaries entered into a new asset based revolving credit facility (the “MidCap Credit Agreement”) with the lenders party thereto and MidCap Funding IV Trust, as agent, in an aggregate principal amount not to exceed the lesser of a $20,000 commitment amount and the available borrowing base thereunder. As of February 26, 2025, the Company fully repaid the amount outstanding under the Structural Loan Agreement with proceeds from the MidCap Credit Agreement. The remainder of the available revolving loans was used for working capital needs and for general corporate purposes of the Company and its subsidiaries.

Loans borrowed under the MidCap Credit Agreement bear an interest rate equal to Term SOFR plus 4.50% per year, subject to a Term SOFR floor of 1.00%. The Company is required to pay the lenders under the MidCap Credit Agreement an unused line fee of 0.50% of the average monthly unused availability. The MidCap Credit Agreement is guaranteed by the Company and the other borrowers party thereto (together with any future subsidiaries that are required to become guarantors pursuant to the terms of the MidCap Credit Agreement, collectively, the “Loan Parties”) and is secured by a lien on substantially all existing and after-acquired assets of the Loan

Parties, including the equity interests owned by the Loan Parties. The maturity date of the MidCap Credit Agreement is the earlier of: (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge term loan, or April 2, 2026.

The Company incurred and paid debt issuance costs of $2,079 associated with the revolving credit facility that will be amortized through interest expense over the life of the facility utilizing the straight-line method.

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

8. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board of Directors of the Company (the “Board”) approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 115,266 shares of Common Stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2025, the 2023 Plan was increased by 46,106 shares. As of March 31, 2025, 78,281 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

On June 16, 2023, the Board approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 18,442 shares of Common Stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase. On January 1, 2025, the ESPP was increased by 9,221 shares.

During the three months ended March 31, 2025, the Company granted 1,666 restricted stock units. There were no stock-based awards granted during the three months ended March 31, 2024.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$38	$121
Sales and marketing	22	86
Operations and support	(4)	39
General and administrative	482	472
	$538	$718

9. Income Taxes

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of March 31, 2025.

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

Leases with an initial term of greater than twelve months are recorded on the condensed consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease contracts generally do not provide a readily determinable implicit rate. For these contracts, the estimated incremental borrowing rate is based on information available at the inception of the lease.

Operating lease cost consists of the following:

	Three Months Ended March 31,
	2025	2024
Lease cost	$148	$300
Sublease income	—	(69)
	$148	$231

The remaining maturities of operating lease liabilities is presented in the following table as of March 31, 2025:

2025	$350
2026	284
2027	218
2028	—
2029	—
Thereafter	—
Total lease payments	852
Less imputed interest	(75)
Present value of lease liabilities	$777

Additional information relating to the Company’s operating leases follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	2.1	2.2
Weighted average discount rate	9.0%	9.0%

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 53 Customer Partners and more than 75,000 participating Service Provider vehicle drivers in our network as of March 31, 2025, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

During the first three months of 2025, we were successful in launching one Customer Partner and scaling up volume of another Customer Partner, each of which were previously announced in the fourth quarter of 2024.

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

While we embarked on an aggressive growth plan in early 2022, as a result of the adverse macro-economic environment we pivoted to a more judicious staffing model. In addition, due to staffing challenges in the United States caused by the pandemic and government stimulus payments coupled with remote work, and to maintain reliable and high-quality service, in 2022 and 2023, we migrated portions of our customer support representatives to more cost-effective alternatives (this migration together with our judicious staffing model, the “Realignment”). As we maintain our priorities, we expect our operating expenses to decrease in the short term relative to historical periods but increase over the longer term as we continue our targeted investments in growth. Although we expect operating expenses will increase, based on the Realignment actions, we also expect leverage with our operating expenses, resulting in a lower operating expense as a percentage of revenue metric.

In the first three months of 2025, we capitalized $1.3 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $3.0 to $4.0 million during the remainder of 2025.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with 5 stars being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three months ended March 31, 2025 and 2024, our consumer satisfaction score was 4.6.

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

For the three months ended March 31, 2025 and 2024, we completed approximately 189,000 dispatches and 231,000 dispatches, respectively.

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

Non-GAAP Operating Expenses

We define non-GAAP operating expenses as operating expenses, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating expenses in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating expenses	$10,436	$17,699
Less: Depreciation and amortization expense	(986)	(1,102)
Less: Stock-based compensation expense	(538)	(718)
Less: Non-recurring transaction costs	(375)	(726)
Less: Restructuring costs	(174)	(699)
Non-GAAP operating expenses	$8,363	$14,454

Non-GAAP Operating Loss

We define non-GAAP operating loss as operating loss, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating loss in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating loss	$(2,447)	$(8,348)
Add: Depreciation and amortization expense	986	1,102
Add: Stock-based compensation expense	538	718
Add: Non-recurring transaction costs	375	726
Add: Restructuring costs	174	699
Non-GAAP operating loss	$(374)	$(5,103)

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” and Note 4 “Revenue” to our audited consolidated financial statements for the years ended December 31, 2024 and 2023 contained in the Annual Report.

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
•
Change in fair value of derivative liability, which represents gains or losses resulting from fluctuations in the fair value of embedded derivative liabilities associated with contingently issuable shares.
•
Change in fair value of accrued purchase consideration, which represents gains or losses resulting from fluctuations in the fair value of accrued purchase consideration.
•
Gain or loss on debt extinguishment, which represents gains or losses in connection with amendments to our debt agreements.
•
Income from equity method investment, which represents our 49% share of the net earnings of The Floow Limited.
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

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenue	$31,272	$40,092
Cost of revenue	23,283	30,741
Gross profit	7,989	9,351
Operating expenses:
Research and development	1,968	4,243
Sales and marketing	703	2,019
Operations and support	2,411	4,321
General and administrative	4,368	6,014
Depreciation and amortization	986	1,102
Total operating expenses	10,436	17,699
Operating loss	(2,447)	(8,348)
Other expense, net	(3,018)	(4,628)
Loss before income taxes	(5,465)	(12,976)
Provision for income taxes	19	39
Net loss	$(5,484)	$(13,015)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Total revenue	100%	100%
Cost of revenue	74%	77%
Gross margin	26%	23%
Operating expenses:
Research and development	6%	11%
Sales and marketing	2%	5%
Operations and support	8%	11%
General and administrative	14%	15%
Depreciation and amortization	3%	3%
Total operating expenses	33%	44%
Operating loss	(8)%	(21)%
Other expense, net	(10)%	(12)%
Loss before income taxes	(17)%	(32)%
Provision for income taxes	0%	0%
Net loss	(17)%	(32)%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

Revenue decreased by $8.8 million, or 22%, to $31.3 million in the three months ended March 31, 2025 from $40.1 million in the three months ended March 31, 2024. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $4.5 million, a reduction in dispatch volume from existing Customer Partners which resulted in a decrease in revenue of $3.9 million, a reduction in revenue from the Otonomo business of $1.6 million and a $0.3 million reduction in revenue resulting from the early termination of a top 5 global original equipment manufacturer Customer Partner. This was offset by an increase in revenue from two new Customer Partners and a Customer Partner expansion, which together accounted for an increase of $1.5 million in revenue.

Cost of Revenue

Cost of revenue decreased by $7.5 million, or 24%, to $23.3 million in the three months ended March 31, 2025 from $30.7 million in the three months ended March 31, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in a $6.3 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner and a decrease in dispatch volume from existing Customer Partners, partially offset by increases in dispatch volume from two new Customer Partners and a Customer Partner expansion. In addition, we had a reduction in cost of revenue attributed to the Otonomo business of $0.9 million and a reduction in first call support and platform costs of $0.3 million.

Gross Profit

Our gross profit for the three months ended March 31, 2025 was $8.0 million, compared to $9.4 million for the three months ended March 31, 2024. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner and the decrease in dispatch volume from existing Customer Partners.

Operating Expenses

Research and Development

Research and development expense decreased by $2.3 million, or 54%, to $2.0 million in the three months ended March 31, 2025 from $4.2 million in the three months ended March 31, 2024. The decrease was driven by a reduction in Otonomo research and development expenses of $2.0 million, a reduction in employee and employee-related expenses of $0.5 million and a reduction in business tools and services of $0.1 million, offset by a $0.3 million decrease in capitalized software which resulted in more software development costs expensed in the current period compared to the prior comparable period. There were 70 and 142 research and development employees as of March 31, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 5% to 6% in the three months ended March 31, 2025 from 11% in the three months ended March 31, 2024 due to the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $1.3 million, or 65%, to $0.7 million in the three months ended March 31, 2025 from $2.0 million in the three months ended March 31, 2024. The decrease was primarily driven by a reduction in Otonomo sales and marketing expenses of $1.1 million and a $0.2 million reduction in employee and employee-related expenses. There were 16 and 44 sales and marketing employees as of March 31, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 3% to 2% in the three months ended March 31, 2025 from 5% in the three months ended March 31, 2024. The decrease was primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $1.9 million, or 44%, to $2.4 million in the three months ended March 31, 2025 from $4.3 million in the three months ended March 31, 2024. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $1.2 million, a reduction in employee-related costs of $0.6 million, and overall lower net operating costs of $0.1 million. There were 30 and 82 operations and support employees as of March 31, 2025 and 2024, respectively, and 175 and 331 full-time customer support representative employees as of March 31, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense decreased by 3% to 8% in the three months ended March 31, 2025 from 11% in the three months ended March 31, 2024. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by $1.6 million, or 27%, to $4.4 million in the three months ended March 31, 2025 from $6.0 million in the three months ended March 31, 2024. The decrease was driven by a $1.2 million reduction in Otonomo general and administrative expenses, a $0.3 million reduction in professional services, a $0.1 million reduction in insurance expenses, a $0.1 million reduction in bad debt, a $0.1 million reduction in employee and employee-related expenses, a $0.1 million reduction in IT infrastructure costs, and a $0.1 million reduction in franchise taxes, offset by an increase in transaction-related expenses of $0.2 million, an increase in service fees and charges of $0.1 million and $0.1 million in expenses related to being a public company. There were 42 and 61 general and administrative employees as of March 31, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 1% to 14% in the three months ended March 31, 2025 from 15% in the three months ended March 31, 2024. The decrease is primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.1 to $1.0 million in the three months ended March 31, 2025 from $1.1 million in the three months ended March 31, 2024. The decrease was due primarily to a decrease in amortization of intangible assets resulting from the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited, in September 2024.

Other Expense, net

Other expense, net decreased by $1.6 million, or 35%, to $3.0 million in the three months ended March 31, 2025 from $4.6 million in the three months ended March 31, 2024 due primarily to: a $0.9 million decrease in interest expense; a $1.4 million loss on debt extinguishment in the prior year; $0.2 million in income from our equity investment in The Floow Limited; and a decrease in other expense relating to foreign currency of $0.3 million. These gains were offset by a $0.7 million net decrease in income resulting from changes in the fair values of derivative and contingent consideration liabilities.

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

As of March 31, 2025, we had $6.4 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of March 31, 2025, our principal debt balance totaled $56.7 million with maturity dates through July 31, 2026.

In January 2025, we amended our Structural Loan Agreement and Highbridge Loan Agreement to extend the maturity dates thereunder to February 15, 2025 and March 17, 2025, respectively. In February 2025, we amended our Structural Loan Agreement and Highbridge Loan Agreement to extend the maturity dates thereunder to February 28, 2025 and March 31, 2025, respectively.

In February 2025, we entered into the MidCap Credit Agreement in an aggregate principal amount not to exceed the lesser of a $20.0 million commitment amount and the available borrowing base thereunder. As of February 26, 2025, we fully repaid the amount outstanding under the Structural Loan Agreement. The remainder of the available revolving loans were used for working capital needs and for general corporate purposes.

In February 2025, we also entered into an eighth amendment to the Highbridge Loan Agreement (the “Eighth Amendment”), to, among other things, (i) permit our entry into the MidCap Credit Agreement, (ii) modify the interest rate to permit the Company to pay interest in kind for a specified period of time at a rate of 16.0% per annum, and thereafter, pay interest in cash at a rate of 13.0% per annum, subject to certain conditions, (iii) extend the maturity date thereunder from March 31, 2025 to July 31, 2026 and (iv) provide for the payment of an amendment fee in an amount of $2,600,000 at the earlier of the maturity date of the loan or the date the loan is paid off.

In February 2025, we also entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, we issued 113,170 shares of common stock (the “Eighth Amendment Premium Shares”). We also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) are repaid in full prior to July 1, 2025, we will issue 112,041 shares of common stock (the “Subsequent Eighth

Amendment Premium Shares”) to the Investors. If an Investor (together with such Investor’s affiliates, any person acting as a group together with such Investor or such Investor’s affiliates and any other person whose beneficial ownership of common stock would be aggregated with such Investor or such Investor’s affiliates for purposes of Section 13(d) and Rule 13d-3 of the Exchange Act) would beneficially own in excess of 9.9% (or, at the election of the Investor, 4.9%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the Eighth Amendment Premium Shares or the Subsequent Eighth Amendment Premium Shares, as applicable, issuable to such Investor, in lieu of acquiring such Eighth Amendment Premium Shares or Subsequent Eighth Amendment Premium Shares, such Investor shall acquire pre-funded warrants to issue up to the equivalent number of shares of common stock (the “Warrants”). The Warrants have or will have, as applicable, an exercise price of $0.001 and a ten-year term.

In February 2025, we and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we have agreed to use our commercially reasonable efforts to file a registration statement with the SEC for the resale of the Eighth Amendment Premium Shares, any Subsequent Eighth Amendment Premium Shares and any shares of common stock issuable upon exercise of the Warrants. Under the Registration Rights Agreement, the Investors are also entitled to piggyback registration rights.

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

If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business and results of operations could be adversely affected. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. For additional detail, see Note 7 “Debt Arrangements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In an ongoing effort to reduce operating expenses, we undertook further actions to eliminate redundant employees during the first quarter of 2025, resulting in a decrease of 23 employees, or approximately 13% of our total employees as of December 31, 2024. We expect to continue to focus on aligning operating expenses with revenue, and we similarly anticipate additional actions through the remainder of 2025.

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,166)	$(9,712)
Investing activities	(1,202)	23,729
Financing activities	(1,401)	(18,066)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $5.2 million primarily due to a net loss of $5.5 million, excluding the impact of non-cash expenses totaling $3.8 million, an increase in accounts receivable of $0.6 million, a decrease in accrued expenses of $4.5 million ($3.2 million of which related to Structural Loan Agreement fees), and a decrease in lease liabilities of $0.1 million. Sources of cash from operating activities resulted primarily from a net decrease in prepaid expenses and other assets of $0.6 million, an increase in accounts payable of $0.3 million, and an increase in other long-term liabilities of $0.9 million. We anticipate that we will continue to use our existing capital to fund operating activities through the remainder of 2025.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $1.2 million due to $1.1 million in investments in capitalized software and less than $0.1 million in purchases of equipment and software.

Net cash provided by investing activities for the three months ended March 31, 2024 was $23.7 million due to $25.1 million in proceeds from short-term deposits and the sale of marketable securities, offset by $1.3 million in investments in capitalized software and $0.1 million in purchases of equipment and software.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $1.4 million due to $10.0 million in payments on the Structural term loan, $2.3 million in payments of debt issuance costs related to the Highbridge Loan Agreement and MidCap Credit Agreement, and $20.4 million in proceeds and $9.5 million in payments under the MidCap Credit Agreement.

Net cash used in financing activities for the three months ended March 31, 2024 was $18.1 million due to $17.5 million in payments on the Structural term loan and $0.6 million in payments of debt issuance costs related to amendments to the Structural Loan Agreement and Highbridge Loan Agreement executed in January 2024.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt, and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 7 “Debt Arrangements” and for further information on our leases, see Note 11 “Leases” of the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, management identified two material weaknesses in our internal control over financial reporting that have not been remediated as of March 31, 2025. The material weaknesses are related to (i) a lack of evidence of segregation of duties within the accounting and finance function, and (ii) the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the previously-identified material weakness related to the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements, we are in the process of implementing our remediation plan, which includes steps to design and maintain new or revising existing controls to prevent or detect inappropriate user and privileged access to our IT systems.

We have made progress toward remediation of the previously-identified material weakness related to a lack of evidence of segregation of duties within the accounting and finance function. We are in the process of reorganizing our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway with respect to the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2025, we received a notification letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that our net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3) (the “Minimum Net Income Requirement”). The Notice also noted that we do not meet the alternatives of market value of listed securities or stockholders’ equity (collectively with the Minimum Net Income Requirement, the “Continued Listing Standards”).

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had 45 calendar days, or until May 5, 2025, to provide Nasdaq with a plan to regain compliance with the Continued Listing Standards (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq within the required time period, although there can be no assurance that Nasdaq will accept the Compliance Plan, or that we will be able to regain compliance with the Continued Listing Standards or maintain compliance with any other Nasdaq requirement in the future. If Nasdaq accepts the Compliance Plan, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice. If Nasdaq does not accept the Compliance Plan, then the Nasdaq staff will provide written notification to us that our common stock will be subject to delisting. We may appeal any such determination to delist our securities, but there can be no assurance that any such appeal would be successful.

If we fail to regain and maintain compliance with the Continued Listing Standards, our common stock could be delisted from Nasdaq. If that occurs, the liquidity of our common stock would be adversely affected, and its market price could decrease. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with Customer Partners, which could adversely affect our business, financial condition and results of operations. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional states’ securities regulations in connection with any sales of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Urgent.ly Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 13, 2025).

3.3

Bylaws of Urgent.ly Inc., as amended, as currently in effect (incorporated by reference from Annex C to the registrant’s Registration Statement on Form S-4 (File No. 333-271937) filed with the SEC on May 15, 2023).

10.1†	Urgent.ly Inc. Outside Director Compensation Policy (incorporated by reference from Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).
10.2†

Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Matthew Booth (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2025).

10.3†

Second Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Timothy Huffmyer (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 27, 2025).

10.4

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.5

Sixth Amendment to Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.6

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Ocean II PLO LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.7

Seventh Amendment to Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed on March 14, 2025).

10.8^

Credit, Security and Guaranty Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.9^

Eighth Amendment to Loan and Security Agreement, dated as of February 26, 2025, among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.10

Purchase Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc. and the investors party thereto (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 26, 2025).

10.11

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

* Filed herewith.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

† Management contract or compensatory plan or arrangement.

# These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URGENT.LY INC.

Date: May 14, 2025	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Chief Financial Officer
(Principal Financial and Accounting Officer)