Form 10-Q
period 2025-06-30
Urgent.ly Inc.
filed 2025-08-13
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-41841

URGENT.LY INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2848640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44927 George Washington Blvd, Suite 265, Office 209 Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 350-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ULY	NASDAQ

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

As of August 11, 2025, the registrant had 1,395,526 shares of common stock, $0.001 par value per share, outstanding.

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
•
expectations regarding the impact of weather events, natural disasters and other events beyond our control on our business;
•
our ability to comply with the terms of our existing debt obligations and any new debt obligations;

ii

•
our history of defaulting on certain financial, reporting and other covenants under our outstanding loan agreements and our ability to obtain compliance waivers with respect to such covenant defaults in the future;
•
our ability to refinance our existing debt facilities or enter into a new debt facility;
•
our ability to reduce our operating expenses and, in the long term, bring operating expense fluctuations into alignment with targeted investments in growth;
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
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”); and
•
our anticipated use of proceeds from the ATM Program (as defined below), if any.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,705	$14,054
Restricted cash	125	125
Accounts receivable, net of allowance for expected losses of $839 and $747 in 2025 and 2024, respectively	19,873	22,890
Prepaid expenses and other current assets	2,206	3,687
Total current assets	26,909	40,756
Right-of-use assets	58	810
Property, equipment and software, net of accumulated depreciation of $625 and $405 in 2025 and 2024, respectively	1,442	1,577
Capitalized software costs, net of accumulated amortization of $1,875 and $810 in 2025 and 2024, respectively	5,943	4,637
Intangible assets, net of accumulated amortization of $2,788 and $2,008 in 2025 and 2024, respectively	3,616	4,396
Other non-current assets	2,184	1,895
Total assets	$40,152	$54,071

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,618	$2,900
Accrued expenses	16,087	19,838
Deferred revenue, current	135	153
Current lease liabilities	57	446
Revolving credit facility, net	6,155	—
Current portion of long-term debt	4,257	14,257
Total current liabilities	29,309	37,594
Long-term lease liabilities	—	466
Long-term debt, net	42,270	39,883
Derivative liability	717	—
Other long-term liabilities	9,164	7,798
Total liabilities	81,460	85,741
Stockholders’ deficit:
Common stock, par value $0.001; 500,000,000 shares authorized, 1,283,488 and 1,124,951 issued and outstanding in 2025 and 2024, respectively	1	1
Additional paid-in capital	168,583	167,125
Accumulated deficit	(209,892)	(198,796)
Total stockholders’ deficit	(41,308)	(31,670)
Total liabilities and stockholders’ deficit	$40,152	$54,071

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$31,687	$34,537	$62,959	$74,629
Cost of revenue (excluding depreciation and amortization)	23,754	27,207	47,037	57,948
Gross profit	7,933	7,330	15,922	16,681
Operating expenses:
Research and development	1,682	3,797	3,650	8,040
Sales and marketing	692	1,616	1,395	3,635
Operations and support	2,339	3,572	4,750	7,893
General and administrative	4,294	5,581	8,662	11,595
Depreciation and amortization	1,079	1,104	2,065	2,206
Total operating expenses	10,086	15,670	20,522	33,369
Operating loss	(2,153)	(8,340)	(4,600)	(16,688)
Other income (expense), net:
Interest expense	(3,290)	(3,681)	(6,587)	(7,833)
Interest income	—	336	20	699
Change in fair value of derivative liability	(246)	—	(209)	—
Change in fair value of contingent purchase consideration	(92)	102	(15)	923
Loss on debt extinguishment	—	—	—	(1,405)
Income from equity method investment	135	—	285	—
Other income (expense), net:	40	26	35	(229)
Total other expense, net	(3,453)	(3,217)	(6,471)	(7,845)
Loss before income taxes	(5,606)	(11,557)	(11,071)	(24,533)
Provision for income taxes	6	110	25	149
Net loss attributable to common stockholders	(5,612)	(11,667)	(11,096)	(24,682)
Other comprehensive income (expense):
Foreign currency translation adjustments	—	(34)	—	98
Unrealized gains on marketable securities	—	8	—	18
Other comprehensive income (expense)	—	(26)	—	116
Comprehensive loss	$(5,612)	$(11,693)	$(11,096)	$(24,566)

Loss per share attributable to common stockholders:
Basic and diluted	$(4.50)	$(10.43)	$(9.18)	$(22.12)

Weighted average shares outstanding:
Basic and diluted	1,246,529	1,118,444	1,208,155	1,115,855

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2024	1,124,951	$1	$167,125	$(198,796)	$—	$(31,670)
Vesting of stock-based awards, net of shares withheld for taxes	6,709	—	(32)	—	—	(32)
Issuance of common stock in connection with Highbridge loan amendment (Note 7)	113,170	—	570	—	—	570
Stock-based compensation expense	—	—	538	—	—	538
Net loss	—	—	—	(5,484)	—	(5,484)
Balance, March 31, 2025	1,244,830	$1	$168,201	$(204,280)	$—	$(36,078)
Vesting of stock-based awards	38,658	—	—	—	—	—
Stock-based compensation expense	—	—	382	—	—	382
Net loss	—	—	—	(5,612)	—	(5,612)
Balance, June 30, 2025	1,283,488	$1	$168,583	$(209,892)	$—	$(41,308)

Balance, December 31, 2023	1,109,321	$1	$164,932	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	8,514	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	1,117,835	$1	$165,508	$(167,784)	$(418)	$(2,693)
Vesting of stock-based awards	8,811	—	—	—	—	—
Stock-based compensation expense	—	—	438	—	—	438
Comprehensive loss	—	—	—	(11,667)	(26)	(11,693)
Balance, June 30, 2024	1,126,646	$1	$165,946	$(179,451)	$(444)	$(13,948)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,096)	$(24,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,065	2,206
Amortization of right-of-use assets	229	319
Amortization of costs to obtain contracts	43	43
Amortization of costs to fulfill contracts	147	40
Amortization of debt issuance costs	727	325
Stock-based compensation	920	1,156
Bad debt expense	76	735
Gain on derecognition of right-of-use asset and lease liabilities	(96)	—
Foreign currency loss (gain)	28	(50)
Interest receivable	(27)	(596)
Loss on debt extinguishment	—	1,405
Loss on disposal of property, equipment and software	—	195
Change in fair value of contingent consideration and derivative liabilities	224	(923)
Noncash interest expense	1,996	3,700
Paid-in-kind interest capitalized	3,282	—
Income from equity method investment	(285)	—
Changes in operating assets and liabilities:
Accounts receivable	2,940	8,142
Prepaid expenses and other current assets	1,439	1,547
Other assets	(194)	(314)
Accounts payable	(284)	(1,015)
Accrued expenses	(4,071)	332
Deferred revenue	(18)	(8)
Lease liabilities	(236)	(358)
Long-term liabilities	—	(12,319)
Net cash used in operating activities	(2,191)	(20,120)
Cash flows from investing activities:
Purchases of property, equipment and software	(86)	(116)
Investment in capitalized software	(2,370)	(2,665)
Proceeds from short-term deposits and sale of marketable securities	—	27,459
Net cash provided by (used in) investing activities	(2,456)	24,678
Cash flows from financing activities:
Repayment of term loan	(10,000)	(17,500)
Payments of debt issuance costs	(2,467)	(566)
Proceeds from revolving credit facility	51,936	—
Payments on revolving credit facility	(44,171)	—
Net cash used in financing activities	(4,702)	(18,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	50
Net decrease in cash, cash equivalents and restricted cash	(9,349)	(13,458)
Cash, cash equivalents and restricted cash, beginning of period	14,179	38,256
Cash, cash equivalents and restricted cash, end of period	$4,830	$24,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$581	$3,697
Net cash paid (received) for income taxes	$(39)	$258

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

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $209,892 as of June 30, 2025 and an operating loss of $4,600 for the six months ended June 30, 2025. The Company’s liquid assets at June 30, 2025 consist of cash, cash equivalents and restricted cash totaling $4,830 and a principal debt balance of $55,304. Combined with the Company’s history of operating losses, this raises substantial doubt about the Company’s ability to continue as a going concern.

Liquidity risk is the risk that suitable sources of funding for the Company’s business activities may not be available. The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for capital expenditures and capitalized software which are adjusted as input variables change. These variables include, but are not limited to, operating cash flows and the availability of other sources of debt and capital. As these variables change, the Company may be required to seek funding through additional equity issuances and/or additional debt financings.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2025 and the condensed consolidated statements of operations and comprehensive loss and stockholders’ deficit for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of June 30, 2025 and its results of operations and changes in stockholders’ deficit for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements for the year ended December 31, 2024 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2024 and 2023 included in the Annual Report.

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

During the three months ended June 30, 2025 and 2024, 59% and 48% of revenue was earned from two customers, respectively. During the six months ended June 30, 2025 and 2024, 56% and 45% of revenue was earned from two customers, respectively. At June 30, 2025 and December 31, 2024, 72% and 71% of accounts receivable was due from four and three customers, respectively.

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

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the first quarter of 2025, the Company amended its term loans (see Note 7).

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

Equity Method Investment

The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The Company accounts for its equity method investment in The Floow Limited at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected within Other income (expense), net in the condensed consolidated statements of operations on a three-month lag. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. As of June 30, 2025 and December 31, 2024, the carrying value of its equity method investment was $1,635 and $1,350, respectively, and is included in Other non-current assets in the condensed consolidated balance sheets.

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

Revenue on a disaggregated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Full-service outsourcing—flat rate	$31,548	$32,712	$62,669	$70,861
Full-service outsourcing—claim cost pass-through	3	2	6	6
Membership	101	104	200	249
Software licensing arrangements	35	1,580	76	3,202
Professional services	—	139	8	311
	$31,687	$34,537	$62,959	$74,629

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

	2025	2024
Contract assets as of January 1	$381	$233
Additional contract costs to fulfill	332	571
Amortization of contract costs to obtain	(43)	(43)
Amortization of contract costs to fulfill	(147)	(40)
Contract assets as of June 30	$523	$721

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of June 30, 2025
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Contingent purchase consideration (1)	$—	$—	$(2,940)	$(2,940)
Derivative liability (2)	—	—	(717)	(717)
	$—	$—	$(3,657)	$(3,657)

	Fair Value as of December 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$8,853	$—	$—	$8,853
Contingent purchase consideration (1)	—	—	(2,925)	(2,925)
	$8,853	$—	$(2,925)	$5,928

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

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration and derivative liability:

	Contingent Purchase Consideration	Derivative Liability
Fair value at January 1, 2025	$2,925	$—
Issuance	—	508
Change in fair value	15	209
Fair value as of June 30, 2025	$2,940	$717

The carrying values for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt approximated fair value as of June 30, 2025 and December 31, 2024.

5. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,373	$(2,788)	$3,585	$6,373	$(2,008)	$4,365
Domain name	Indefinite	31	—	31	31	—	31
		$6,404	$(2,788)	$3,616	$6,404	$(2,008)	$4,396

Amortization expense was $390 and $852 for the three months ended June 30, 2025 and 2024, respectively, and $780 and $1,705 for the six months ended June 30, 2025 and 2024, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2025	$780
2026	1,560
2027	1,245
2028	—
2029	—
$3,585

6. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	June 30, 2025	December 31, 2024
Accrued service provider costs	$4,239	$4,447
Accrued compensation	1,093	1,194
Accrued interest	1,864	1,547
Contingent purchase consideration	2,940	2,925
Accrued lender fees	—	3,247
Accrued VAT and income taxes	2,415	3,139
Other accrued liabilities	3,536	3,339
	$16,087	$19,838

7. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	June 30, 2025	December 31, 2024
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7.0%, maturing on February 28, 2025	$—	$10,000
Highbridge Capital term loan with an interest rate of 16% or 13% per annum, subject to certain conditions, maturing on July 31, 2026	43,282	40,000
MidCap Financial revolving credit facility with an interest rate of Term SOFR plus 4.5%, maturing on the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge Capital term loan, or April 2, 2026	7,765	—
2022 convertible promissory notes with an interest rate of 15% per annum, which matured on June 30, 2024	4,257	4,257
Total principal debt	55,304	54,257
Less: revolving credit facility (1)	(7,765)	—
Less: current portion (2)	(4,257)	(14,257)
Less: debt issuance costs and discounts, long-term	(1,012)	(117)
Total long-term debt, net	$42,270	$39,883

(1) Excludes debt issuance costs of $1,610 as of June 30, 2025.

(2) Excludes debt issuance costs and discounts of $1,064 as of December 31, 2024.

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

On February 26, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, the Company issued 113,170 shares (the “Eighth Amendment Premium Shares”) of Common Stock. The Company also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) were repaid in full prior to July 1, 2025, the Company would issue 112,038 shares of Common Stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors (see Note 12).

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

The Company incurred and paid debt issuance costs of $2,253 associated with the revolving credit facility to be amortized through interest expense over the life of the facility utilizing the straight-line method.

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

8. Stock-based Compensation

Equity Plans

On June 16, 2023, the Board of Directors of the Company (the “Board”) approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 115,266 shares of Common Stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2025, the 2023 Plan was increased by 46,106 shares. As of June 30, 2025, 14,091 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

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

During the three and six months ended June 30, 2025, the Company granted 87,300 and 88,966 restricted stock units, respectively. During the three and six months ended June 30, 2024, the Company granted 38,658 restricted stock units.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$56	$62	$94	$183
Sales and marketing	28	52	50	138
Operations and support	3	15	(1)	54
General and administrative	295	309	777	781
	$382	$438	$920	$1,156

9. Income Taxes

The Company accounts for income taxes as required by FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, ASC 740 permits an entity to recognize interest and penalties related to tax uncertainties as either income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense. Management evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements to comply with the provisions of this guidance.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of June 30, 2025.

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

During the second quarter of 2025, the Company recognized a net early termination loss of $205 in connection with the termination of its Reno, Nevada lease, and the right-of-use asset and lease liability of $523 and $619, respectively, were written off.

Operating lease cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost	$107	$280	$255	$580
Sublease income	—	(68)	—	(137)
	$107	$212	$255	$443

The remaining maturities of operating lease liabilities is presented in the following table as of June 30, 2025:

2025	$57
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	57
Less imputed interest	—
Present value of lease liabilities	$57

Additional information relating to the Company’s operating leases follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	0.2	2.2
Weighted average discount rate	9.0%	9.0%

12. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

On July 1, 2025, because certain Obligations (as defined in the Highbridge Loan Agreement) were still outstanding, the Company issued the Subsequent Eighth Amendment Premium Shares to the Investors pursuant to the Purchase Agreement, as described in Note 7.

On July 11, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) to sell shares of Common Stock having an aggregate offering price of up to approximately $4,000 from time to time through an at-the-market equity offering program (the “ATM Program”) under which A.G.P. is acting as the Company's agent. A.G.P. is entitled to compensation for its services in an amount equal to 3.6% of the gross proceeds of any of the shares of Common Stock sold under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company has not sold any shares of Common Stock pursuant to the ATM Program.

On August 31, 2025, the lease for the Company’s headquarters in Vienna, Virginia will expire. In June 2025, the Company entered into a lease agreement for its new headquarters in Ashburn, Virginia expiring in January 2026 with automatic renewal for a successive six-month term until the lease is terminated. The Company relocated to its new headquarters in Ashburn, Virginia in August 2025.

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 55 Customer Partners and more than 74,000 participating Service Provider vehicle drivers in our network as of June 30, 2025, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

During the first half of 2025, we were successful in launching one Customer Partner and scaling up volume of another Customer Partner, each of which was previously announced in the fourth quarter of 2024.

Continued Investment in Innovation

Our success depends, in part, on our ability to sustain innovation and maintain a competitive advantage in the verticals in which we operate and expand to meet new and evolving needs in roadside and mobility assistance. We believe that the emerging need for mobility assistance is a transformational opportunity that will bridge historically siloed and fragmented industries including insurance, collision, vehicle sales and service, the automotive aftermarket and logistics. These market transformations are creating new opportunities for roadside assistance providers to extend services into adjacent markets to increase revenue opportunities. We believe that our platform is differentiated from other offerings and has broad applicability to a variety of use cases, and we will continue to invest in developing and enhancing platform features and functionality to further extend adoption of our platform. We expect to continue to invest in research and development efforts to broaden the functionality of our platform, improve the value of our offering to our Customer Partners, and incorporate additional offerings. We will also continue to evaluate from time to time strategic opportunities to acquire or invest in businesses, offerings, technologies or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise provide potential growth opportunities.

Investing in Business Growth

Our ability to support our existing Customer Partners and engage with new Customer Partners is impacted by our ability to rapidly scale and expand. Historically, we have been resource constrained and unable to commit to technology improvements because of our incremental funding history. We are now focused on investing in our proprietary technology, machine learning and data analytics models in order to streamline and digitize the high-touch aspects of our operations. These investments will enable us to optimize our Service Provider supply models, calibrate Service Provider pricing and streamline our operational processes. Our ability to manage expenses, and to effectively invest our resources to enable a better Consumer experience, will impact our operating results and future profitability. We expect to continue reducing our operating expenses and, over the longer term, we anticipate fluctuations in operating expenses will align with targeted investments in growth.

In the first half of 2025, we capitalized $2.7 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $2.0 to $3.0 million during the remainder of 2025.

Seasonality

Historically, we generate higher levels of roadside assistance service requests during the summer and holiday seasons when a greater proportion of Consumers are traveling for holidays and in winter when Consumers may be adversely impacted by weather events Seasonality can drive variances in both service event volume and service network costs.

We also experience increased roadside assistance service requests during periods of economic downturn. During these times Consumers may be less likely to allocate resources to vehicle maintenance, and we have observed that delaying vehicle maintenance typically increases the likelihood of a vehicle breakdown.

Key Business Metrics

We regularly monitor a number of operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance.

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with 5 stars being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three months ended June 30, 2025 and 2024, our consumer satisfaction score was 4.7 and 4.5, respectively. For both six-month periods ended June 30, 2025 and 2024, our consumer satisfaction score was 4.6.

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

For the three months ended June 30, 2025 and 2024, we completed approximately 191,000 dispatches and 205,000 dispatches, respectively. For the six months ended June 30, 2025 and 2024, we completed approximately 380,000 dispatches and 436,000 dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses	$10,086	$15,670	$20,522	$33,369
Less: Depreciation and amortization expense	(1,079)	(1,104)	(2,065)	(2,206)
Less: Stock-based compensation expense	(382)	(438)	(920)	(1,156)
Less: Non-recurring transaction costs	(178)	(207)	(553)	(933)
Less: Restructuring costs	(315)	(425)	(489)	(1,124)
Non-GAAP operating expenses	$8,132	$13,496	$16,495	$27,950

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(2,153)	$(8,340)	$(4,600)	$(16,688)
Add: Depreciation and amortization expense	1,079	1,104	2,065	2,206
Add: Stock-based compensation expense	382	438	920	1,156
Add: Non-recurring transaction costs	178	207	553	933
Add: Restructuring costs	315	425	489	1,124
Non-GAAP operating loss	$(199)	$(6,166)	$(573)	$(11,269)

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

Gross Profit and Gross Margin

Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates and has been and will continue to be affected by various factors, including seasonality, mix of services provided, Customer Partner pricing and Service Provider costs. We expect our gross profit to increase and our gross margin to increase modestly over the long term due to platform enhancements resulting in more cost effective and competitive Service Provider costs, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.

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

Provision for Income Taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$31,687	$34,537	$62,959	$74,629
Cost of revenue	23,754	27,207	47,037	57,948
Gross profit	7,933	7,330	15,922	16,681
Operating expenses:
Research and development	1,682	3,797	3,650	8,040
Sales and marketing	692	1,616	1,395	3,635
Operations and support	2,339	3,572	4,750	7,893
General and administrative	4,294	5,581	8,662	11,595
Depreciation and amortization	1,079	1,104	2,065	2,206
Total operating expenses	10,086	15,670	20,522	33,369
Operating loss	(2,153)	(8,340)	(4,600)	(16,688)
Other expense, net	(3,453)	(3,217)	(6,471)	(7,845)
Loss before income taxes	(5,606)	(11,557)	(11,071)	(24,533)
Provision for income taxes	6	110	25	149
Net loss	$(5,612)	$(11,667)	$(11,096)	$(24,682)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	100%	100%	100%	100%
Cost of revenue	75%	79%	75%	78%
Gross margin	25%	21%	25%	22%
Operating expenses:
Research and development	5%	11%	6%	11%
Sales and marketing	2%	5%	2%	5%
Operations and support	7%	10%	8%	11%
General and administrative	14%	16%	14%	16%
Depreciation and amortization	3%	3%	3%	3%
Total operating expenses	32%	45%	33%	45%
Operating loss	(7)%	(24)%	(7)%	(22)%
Other expense, net	(11)%	(9)%	(10)%	(11)%
Loss before income taxes	(18)%	(33)%	(18)%	(33)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(18)%	(34)%	(18)%	(33)%

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

Revenue decreased by $2.9 million, or 8%, to $31.7 million in the three months ended June 30, 2025 from $34.5 million in the three months ended June 30, 2024. The decrease was primarily driven by a $2.4 million reduction in revenue resulting from the early termination of a top 5 global original equipment manufacturer Customer Partner and a reduction in revenue from the Otonomo business of $1.7 million. This was offset by an increase in revenue from two new Customer Partners and a Customer Partner expansion, which together accounted for an increase of $1.2 million in revenue.

Cost of Revenue

Cost of revenue decreased by $3.5 million, or 13%, to $23.8 million in the three months ended June 30, 2025 from $27.2 million in the three months ended June 30, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in a $1.7 million reduction in Service Provider fees and a $0.6 million reduction in Service Provider fees per dispatch driven by margin improvement initiatives. The decrease in dispatch volume was primarily due to the early termination of a top 5 global original equipment manufacturer Customer Partner, partially offset by increases in dispatch volume from two new Customer Partners and a Customer Partner expansion. In addition, we had a reduction in cost of revenue attributed to the Otonomo business of $0.7 million and a reduction in first call support and platform costs of $0.5 million.

Gross Profit

Our gross profit for the three months ended June 30, 2025 was $7.9 million, compared to $7.3 million for the three months ended June 30, 2024. This $0.6 million increase in gross profit was driven by an improvement in unit economics per dispatch despite a decrease in volume related to the early termination of a top 5 global original equipment manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense decreased by $2.1 million, or 56%, to $1.7 million in the three months ended June 30, 2025 from $3.8 million in the three months ended June 30, 2024. The decrease was driven by a reduction in Otonomo research and development expenses of $1.4 million and a reduction in employee and employee-related expenses of $0.9 million, offset by a $0.2 million increase in capitalized software which resulted from less software development costs expensed in the current period compared to the prior comparable period. There were 69 and 132 research and development employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 6% to 5% in the three months ended June 30, 2025 from 11% in the three months ended June 30, 2024 due to the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $0.9 million, or 57%, to $0.7 million in the three months ended June 30, 2025 from $1.6 million in the three months ended June 30, 2024. The decrease was primarily driven by a reduction in Otonomo sales and marketing expenses of $0.7 million and a $0.2 million reduction in employee and employee-related expenses. There were 17 and 38 sales and marketing employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 3% to 2% in the three months ended June 30, 2025 from 5% in the three months ended June 30, 2024. The decrease was primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $1.2 million, or 35%, to $2.3 million in the three months ended June 30, 2025 from $3.6 million in the three months ended June 30, 2024. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $0.8 million, a reduction in employee-related costs of $0.3 million, and overall lower net operating costs of $0.1 million. There were 30 and 55 operations and support employees as of June 30, 2025 and 2024, respectively, and 179 and 220 full-time customer support representative employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense decreased by 3% to 7% in the three months ended June 30, 2025 from 10% in the three months ended June 30, 2024. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by $1.3 million, or 23%, to $4.3 million in the three months ended June 30, 2025 from $5.6 million in the three months ended June 30, 2024. The decrease was driven by a $0.8 million reduction in Otonomo general and administrative expenses, a $0.5 million reduction in bad debt, a $0.2 million reduction in employee-related expenses, a $0.1 million reduction in professional services, and a $0.1 million reduction in IT infrastructure costs. These reductions were offset by an increase in service fees and charges of $0.1 million, an increase in franchise and other taxes of $0.1 million, a $0.1 million increase in rent expense, and $0.1 million in expenses related to being a public company. There were 40 and 57 general and administrative employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 2% to 14% in the three months ended June 30, 2025 from 16% in the three months ended June 30, 2024. The decrease is primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense remained flat at $1.0 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other Expense, net

Other expense, net increased by $0.2 million, or 7%, to $3.5 million in the three months ended June 30, 2025 from $3.2 million in the three months ended June 30, 2024 due primarily to: a $0.3 million decrease in interest income, which was offset by a $0.4 million decrease in interest expense; $0.4 million in additional expense resulting from changes in the fair values of derivative and contingent consideration liabilities; and $0.1 million in income from our equity investment in The Floow Limited.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

Revenue decreased by $11.7 million, or 16%, to $63.0 million in the six months ended June 30, 2025 from $74.6 million in the six months ended June 30, 2024. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $4.5 million, a reduction in dispatch volume from existing Customer Partners which resulted in a decrease in revenue of $3.3 million, a reduction in revenue from the Otonomo business of $3.3 million, a $2.7 million reduction in revenue resulting from the early termination of a top 5 global original equipment manufacturer Customer Partner, and a $0.5 million reduction in revenue from an electric vehicle (“EV”) Customer Partner in bankruptcy. This was offset by an increase in revenue from two new Customer Partners and a Customer Partner expansion, which together accounted for an increase of $2.6 million in revenue.

Cost of Revenue

Cost of revenue decreased by $10.9 million, or 19%, to $47.0 million in the six months ended June 30, 2025 from $57.9 million in the six months ended June 30, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in a $7.0 million reduction in Service Provider fees and a $1.6 million reduction in Service Provider fees per dispatch driven by margin improvement initiatives. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner, the early termination of a top 5 global original equipment manufacturer Customer Partner, the EV Customer Partner bankruptcy, and a decrease in dispatch volume from existing Customer Partners, partially offset by increases in dispatch volume from two new Customer Partners and a Customer Partner expansion. In addition, we had a reduction in cost of revenue attributed to the Otonomo business of $1.5 million and a reduction in first call support and platform costs of $0.8 million.

Gross Profit

Our gross profit for the six months ended June 30, 2025 was $15.9 million, compared to $16.7 million for the six months ended June 30, 2024. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner, the early termination of a top 5 global original equipment manufacturer Customer Partner, the EV Customer Partner bankruptcy, and a decrease in dispatch volume from existing Customer Partners.

Operating Expenses

Research and Development

Research and development expense decreased by $4.4 million, or 55%, to $3.7 million in the six months ended June 30, 2025 from $8.0 million in the six months ended June 30, 2024. The decrease was driven by a reduction in Otonomo research and development expenses of $3.4 million, a reduction in employee and employee-related expenses of $1.4 million and a reduction in business tools and services of $0.1 million, offset by a $0.5 million increase in capitalized software which resulted from less software development costs expensed in the current period compared to the prior comparable period. There were 69 and 132 research and development employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 5% to 6% in the six months ended June 30, 2025 from 11% in the six months ended June 30, 2024 due to the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $2.2 million, or 62%, to $1.4 million in the six months ended June 30, 2025 from $3.6 million in the six months ended June 30, 2024. The decrease was primarily driven by a reduction in Otonomo sales and marketing expenses of $1.8 million and a $0.4 million reduction in employee and employee-related expenses. There were 17 and 38 sales and marketing employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 3% to 2% in the six months ended June 30, 2025 from 5% in the six months ended June 30, 2024. The decrease was primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $3.1 million, or 40%, to $4.8 million in the six months ended June 30, 2025 from $7.9 million in the six months ended June 30, 2024. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $2.0 million, a reduction in employee-related costs of $0.9 million, and overall lower net operating costs of $0.2 million. There were 30 and 55 operations and support employees as of June 30, 2025 and 2024, respectively, and 179 and 220 full-time customer support representative employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense decreased by 3% to 8% in the six months ended June 30, 2025 from 11% in the six months ended June 30, 2024. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by $2.9 million, or 25%, to $8.7 million in the six months ended June 30, 2025 from $11.6 million in the six months ended June 30, 2024. The decrease was driven by a $2.0 million reduction in Otonomo general and administrative expenses, a $0.6 million reduction in bad debt, a $0.4 million reduction in professional services, a $0.3 million reduction in IT infrastructure costs, a $0.2 million reduction in employee and employee related expenses, and a $0.1 million reduction in insurance expenses. These reductions were offset by $0.3 million in expenses related to being a public company, an increase in transaction expense of $0.2 million, and an increase in service fees and charges of $0.2 million. There were 40 and 57 general and administrative employees as of June 30, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 2% to 14% in the six months ended June 30, 2025 from 16% in the six months ended June 30, 2024. The decrease is primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.1 million to $2.1 million in the six months ended June 30, 2025 from $2.2 million in the six months ended June 30, 2024. The decrease was due primarily to a decrease in amortization of intangible assets resulting from the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited, in September 2024.

Other Expense, net

Other expense, net decreased by $1.4 million, or 18%, to $6.5 million in the six months ended June 30, 2025 from $7.8 million in the six months ended June 30, 2024 due primarily to: a $1.2 million decrease in interest expense, which was offset by a $0.7 million decrease in interest income; a $1.4 million loss on debt extinguishment in the prior year; $0.3 million in income from our equity investment in The Floow Limited in the current year; a decrease in other expense relating to foreign currency of $0.3 million; and $1.1 million in additional expense resulting from changes in the fair values of derivative and contingent consideration liabilities.

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

As of June 30, 2025, we had $4.8 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of June 30, 2025, our principal debt balance totaled $55.3 million with maturity dates through July 31, 2026.

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

In February 2025, we also entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, we issued 113,170 shares of common stock (the “Eighth Amendment Premium Shares”). We also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) were repaid in full prior to July 1, 2025, we would issue 112,038 shares of common stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. On July 1, 2025, because certain Obligations were still outstanding, we issued the Subsequent Eighth Amendment Premium Shares to the Investors.

In February 2025, we and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we have agreed to use our commercially reasonable efforts to file a registration statement with the SEC for the resale of the Eighth Amendment Premium Shares and any Subsequent Eighth Amendment Premium Shares. Under the Registration Rights Agreement, the Investors are also entitled to piggyback registration rights.

In July 2025, we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3 (File No. 333-288523), dated July 11, 2025, which registers the offering, issuance, and sale of up to $4,025,821 of common stock pursuant to the ATM Program. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock pursuant to the ATM Program.

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

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,191)	$(20,120)
Investing activities	(2,456)	24,678
Financing activities	(4,702)	(18,066)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $2.2 million primarily due to a net loss of $11.1 million, excluding the impact of non-cash expenses totaling $9.3 million, a decrease in accrued expenses of $4.1 million ($3.2 million of which related to Structural Loan Agreement fees), a decrease in accounts payable of $0.3 million, and a decrease in lease liabilities of $0.2 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $2.9 million and a net decrease in prepaid expenses and other assets of $1.2 million. We anticipate that we will continue to use our existing capital to fund operating activities through the remainder of 2025.

Net cash used in operating activities for the six months ended June 30, 2024 was $20.1 million primarily due to a net loss of $24.7 million, excluding the impact of non-cash expenses totaling $8.6 million, a decrease in accounts payable of $1.0 million, a decrease in long-term liabilities of $12.3 million, an immaterial decrease in deferred revenue, an increase in other assets of $0.3 million, and a decrease in lease liabilities of $0.4 million. Sources of cash from operating activities resulted primarily from a decrease in accounts receivable of $8.1 million, an increase in accrued expenses of $0.3 million, and a decrease in prepaid expenses and other assets of $1.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $2.5 million due to $2.4 million in investments in capitalized software and less than $0.1 million in purchases of equipment and software.

Net cash provided by investing activities for the six months ended June 30, 2024 was $24.7 million due to $27.5 million in proceeds from short-term deposits and the sale of marketable securities, offset by $2.7 million in investments in capitalized software and $0.1 million in purchases of equipment and software.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $4.7 million due to $10.0 million in payments on the Structural term loan, $2.5 million in payments of debt issuance costs related to the Highbridge Loan Agreement and MidCap Credit Agreement, and $51.9 million in proceeds and $44.2 million in payments under the MidCap Credit Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, management identified two material weaknesses in our internal control over financial reporting that have not been remediated as of June 30, 2025. The material weaknesses are related to (i) a lack of evidence of segregation of duties within the accounting and finance function, and (ii) the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway with respect to the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting were designed to provide reasonable assurance of achieving their objectives. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

A sale of a significant portion of our total outstanding shares into the market may cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including pursuant to the ATM Program. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We maintain a shelf registration statement on Form S-3 pursuant to which we may, from time to time, sell up to an aggregate of $4,025,821 of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, subject to the limitations of General Instruction I.B.6 of Form S-3 so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. We have also filed registration statements with the SEC to register shares of our common stock for certain stockholders who have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Registration of these shares under the Securities Act results in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates.

Any issuance of securities under the shelf registration statement may cause stockholders to experience significant dilution of their ownership interests and any sales of securities by us or our stockholders under the registration statements could have a material adverse effect on the market price for our common stock. Sales of our common stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

10.1*†	Promotion Letter, dated May 27, 2025, by and between Urgent.ly Inc. and Michael H. Port.
10.2*	Advisor Agreement, dated June 6, 2025, by and between Urgent.ly Inc. and Timothy C. Huffmyer.
10.3

Sales Agreement, dated July 11, 2025, by and between Urgent.ly Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2025).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

URGENT.LY INC.

Date: August 13, 2025	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive and Financial Officer)