Form 10-Q
period 2025-09-30
Urgent.ly Inc.
filed 2025-11-13
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 2,190,945 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “Urgently,” “Company,” “we,” “our,” and “us” means Urgent.ly Inc. and, where appropriate, its subsidiaries.

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

ii

•
expectations regarding the impact of weather events, natural disasters and other events beyond our control on our business;
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
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”); and
•
our anticipated use of proceeds from the ATM Program (as defined below).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

URGENT.LY INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,878	$14,054
Restricted cash	125	125
Accounts receivable, net of allowance for expected losses of $839 and $747 in 2025 and 2024, respectively	23,180	22,890
Prepaid expenses and other current assets	2,408	3,687
Total current assets	29,591	40,756
Right-of-use assets	—	810
Property, equipment and software, net of accumulated depreciation of $480 and $405 in 2025 and 2024, respectively	1,347	1,577
Capitalized software costs, net of accumulated amortization of $2,584 and $810 in 2025 and 2024, respectively	6,684	4,637
Intangible assets, net of accumulated amortization of $3,178 and $2,008 in 2025 and 2024, respectively	3,226	4,396
Other non-current assets	1,903	1,895
Total assets	$42,751	$54,071

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,931	$2,900
Accrued expenses	25,880	19,838
Deferred revenue, current	110	153
Current lease liabilities	—	446
Revolving credit facility, net	10,518	—
Current portion of long-term debt, net	48,516	14,257
Total current liabilities	87,955	37,594
Long-term lease liabilities	—	466
Long-term debt, net	—	39,883
Other long-term liabilities	—	7,798
Total liabilities	87,955	85,741
Stockholders’ deficit:
Common stock, par value $0.001; 500,000,000 shares authorized, 1,581,438 and 1,124,951 issued and outstanding in 2025 and 2024, respectively	2	1
Additional paid-in capital	169,865	167,125
Accumulated deficit	(215,071)	(198,796)
Total stockholders’ deficit	(45,204)	(31,670)
Total liabilities and stockholders’ deficit	$42,751	$54,071

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$32,943	$36,246	$95,902	$110,875
Cost of revenue (excluding depreciation and amortization)	24,832	28,481	71,869	86,429
Gross profit	8,111	7,765	24,033	24,446
Operating expenses:
Research and development	1,786	3,069	5,436	11,109
Sales and marketing	719	1,518	2,114	5,153
Operations and support	2,504	2,997	7,254	10,890
General and administrative	3,667	4,942	12,329	16,537
Depreciation and amortization	1,204	1,130	3,269	3,336
Total operating expenses	9,880	13,656	30,402	47,025
Operating loss	(1,769)	(5,891)	(6,369)	(22,579)
Other income (expense), net:
Interest expense	(3,448)	(3,210)	(10,035)	(11,043)
Interest income	—	237	20	936
Change in fair value of derivative liability	—	—	(209)	—
Change in fair value of contingent purchase consideration	168	661	153	1,584
Loss on debt extinguishment	—	—	—	(1,405)
Loss on divestiture	—	(3,290)	—	(3,290)
Income (loss) from equity method investment	(70)	—	215	—
Other income (expense), net	(60)	880	(25)	651
Total other expense, net	(3,410)	(4,722)	(9,881)	(12,567)
Loss before income taxes	(5,179)	(10,613)	(16,250)	(35,146)
Provision for income taxes	—	—	25	149
Net loss attributable to common stockholders	(5,179)	(10,613)	(16,275)	(35,295)
Other comprehensive income (expense):
Foreign currency translation adjustments	—	532	—	630
Unrealized gains on marketable securities	—	(88)	—	(70)
Other comprehensive income	—	444	—	560
Comprehensive loss	$(5,179)	$(10,169)	$(16,275)	$(34,735)

Loss per share attributable to common stockholders:
Basic and diluted	$(3.63)	$(9.49)	$(12.69)	$(31.60)

Weighted average shares outstanding:
Basic and diluted	1,428,553	1,118,801	1,282,428	1,116,844

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2024	1,124,951	$1	$167,125	$(198,796)	$—	$(31,670)
Vesting of stock-based awards, net of shares withheld for taxes	6,709	—	(32)	—	—	(32)
Issuance of common stock in connection with Highbridge loan amendment (Note 7)	113,170	—	570	—	—	570
Stock-based compensation expense	—	—	538	—	—	538
Net loss	—	—	—	(5,484)	—	(5,484)
Balance, March 31, 2025	1,244,830	$1	$168,201	$(204,280)	$—	$(36,078)
Vesting of stock-based awards	38,658	—	—	—	—	—
Stock-based compensation expense	—	—	382	—	—	382
Net loss	—	—	—	(5,612)	—	(5,612)
Balance, June 30, 2025	1,283,488	$1	$168,583	$(209,892)	$—	$(41,308)
Vesting of stock-based awards	5,000	—	—	—	—	—
Issuance of common stock in connection with Highbridge loan amendment (Note 7)	112,038	—	717	—	—	717
Issuance of common stock in connection with ATM offering, net	180,912	1	272	—	—	273
Stock-based compensation expense	—	—	293	—	—	293
Net loss	—	—	—	(5,179)	—	(5,179)
Balance, September 30, 2025	1,581,438	$2	$169,865	$(215,071)	$—	$(45,204)

Balance, December 31, 2023	1,109,321	$1	$164,932	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	8,514	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	718	—	—	718
Comprehensive income (loss)	—	—	—	(13,015)	142	(12,873)
Balance, March 31, 2024	1,117,835	$1	$165,508	$(167,784)	$(418)	$(2,693)
Vesting of stock-based awards	8,811	—	—	—	—	—
Stock-based compensation expense	—	—	438	—	—	438
Comprehensive loss	—	—	—	(11,667)	(26)	(11,693)
Balance, June 30, 2024	1,126,646	$1	$165,946	$(179,451)	$(444)	$(13,948)
Vesting of stock-based awards	7,550	—	—	—	—	—
Stock-based compensation expense	—	—	609	—	—	609
Comprehensive income (loss)	—	—	—	(10,613)	444	(10,169)
Balance, September 30, 2024	1,134,196	$1	$166,555	$(190,064)	$—	$(23,508)

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,275)	$(35,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,269	3,336
Amortization of right-of-use assets	287	456
Amortization of costs to obtain contracts	65	65
Amortization of costs to fulfill contracts	245	98
Amortization of debt issuance costs	1,329	500
Stock-based compensation	1,213	1,765
Bad debt expense	92	735
Gain on derecognition of right-of-use asset and lease liabilities	(96)	—
Foreign currency loss (gain)	27	(50)
Interest receivable	(27)	(838)
Loss on debt extinguishment	—	1,405
Loss on divestiture	—	3,290
Loss on disposal of property, equipment and software	34	191
Change in fair value of contingent consideration and derivative liabilities	56	(1,584)
Noncash interest expense	2,787	4,120
Paid-in-kind interest capitalized	5,052	—
Income from equity method investment	(215)	—
Changes in operating assets and liabilities:
Accounts receivable	(382)	5,641
Prepaid expenses and other current assets	1,237	369
Other assets	(103)	(606)
Accounts payable	29	(835)
Accrued expenses	5,730	1,481
Deferred revenue	(43)	(72)
Lease liabilities	(293)	(661)
Long-term liabilities	(9,611)	(12,358)
Net cash used in operating activities	(5,593)	(28,847)
Cash flows from investing activities:
Purchases of property, equipment and software	(129)	(1,552)
Investment in capitalized software	(3,821)	(4,111)
Proceeds from short-term deposits and sale of marketable securities	—	32,193
Divested cash	—	(580)
Net cash provided by (used in) investing activities	(3,950)	25,950
Cash flows from financing activities:
Repayment of term loan	(10,000)	(17,500)
Payments of debt issuance costs	(2,565)	(566)
Proceeds from revolving credit facility	84,849	—
Payments on revolving credit facility	(73,190)	—
Proceeds from issuance of common stock, net	273	—
Net cash used in financing activities	(633)	(18,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	75
Net decrease in cash, cash equivalents and restricted cash	(10,176)	(20,888)
Cash, cash equivalents and restricted cash, beginning of period	14,179	38,256
Cash, cash equivalents and restricted cash, end of period	$4,003	$17,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$861	$5,456
Net cash paid (received) for income taxes	$(15)	$414

See accompanying notes to the unaudited condensed consolidated financial statements.

URGENT.LY INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization

Urgent.ly Inc. (collectively along with other wholly-owned subsidiaries, “Urgent.ly” or the “Company”), headquartered in Ashburn, Virginia, was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services.

On March 12, 2025, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-12 reverse stock split of its common stock, which became effective on March 17, 2025. The Company has adjusted all periods presented for the effects of the stock split.

Liquidity Risk and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $215,071 as of September 30, 2025 and an operating loss of $6,369 for the nine months ended September 30, 2025. The Company’s liquid assets at September 30, 2025 consist of cash, cash equivalents and restricted cash totaling $4,003 and a principal debt balance of $60,968. Combined with the Company’s history of operating losses, this raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2025 and the condensed consolidated statements of operations and comprehensive loss and stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, including normal recurring adjustments, necessary for the fair presentation of its financial position as of September 30, 2025 and its results of operations and changes in stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024.

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements for the year ended December 31, 2024 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2024 and 2023 included in the Annual Report.

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

During the three months ended September 30, 2025 and 2024, 59% and 52% of revenue was earned from two customers, respectively. During the nine months ended September 30, 2025 and 2024, 57% and 47% of revenue was earned from two customers, respectively. At September 30, 2025 and December 31, 2024, 76% and 71% of accounts receivable was due from four and three customers, respectively.

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

Equity Method Investment

The Company utilizes the equity method to account for investments when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The Company accounts for its equity method investment in The Floow Limited at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected within Other income (expense), net in the condensed consolidated statements of operations on a three-month lag. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. As of September 30, 2025 and December 31, 2024, the carrying value of its equity method investment was $1,565 and $1,350, respectively, and is included in Other non-current assets in the condensed consolidated balance sheets.

New Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

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

Revenue on a disaggregated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Full-service outsourcing—flat rate	$32,817	$34,658	$95,486	$105,519
Full-service outsourcing—claim cost pass-through	2	4	8	10
Membership	82	93	282	342
Software licensing arrangements	42	1,444	118	4,646
Professional services	—	47	8	358
	$32,943	$36,246	$95,902	$110,875

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

	2025	2024
Contract assets as of January 1	$381	$233
Additional contract costs to fulfill	240	837
Amortization of contract costs to obtain	(65)	(65)
Amortization of contract costs to fulfill	(245)	(98)
Contract assets as of September 30	$311	$907

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis is as follows:

	Fair Value as of September 30, 2025
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Contingent purchase consideration (1)	$—	$—	$(2,772)	$(2,772)
	$—	$—	$(2,772)	$(2,772)

	Fair Value as of December 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$8,853	$—	$—	$8,853
Contingent purchase consideration (1)	—	—	(2,925)	(2,925)
	$8,853	$—	$(2,925)	$5,928

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

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

	Contingent Purchase Consideration	Derivative Liability
Fair value as of January 1, 2025	$2,925	$—
Issuance	—	508
Change in fair value	(153)	209
Settlement	—	(717)
Fair value as of September 30, 2025	$2,772	$—

The carrying values for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt approximated fair value as of September 30, 2025 and December 31, 2024.

5. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,373	$(3,178)	$3,195	$6,373	$(2,008)	$4,365
Domain name	Indefinite	31	—	31	31	—	31
		$6,404	$(3,178)	$3,226	$6,404	$(2,008)	$4,396

Amortization expense was $390 and $796 for the three months ended September 30, 2025 and 2024, respectively, and $1,170 and $2,501 for the nine months ended September 30, 2025 and 2024, respectively.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2025	$390
2026	1,560
2027	1,245
2028	—
2029	—
$3,195

6. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	September 30, 2025	December 31, 2024
Accrued service provider costs	$4,608	$4,447
Accrued compensation	776	1,194
Accrued interest	2,025	1,547
Contingent purchase consideration	2,772	2,925
Accrued lender fees	9,612	3,247
Accrued VAT and income taxes	2,425	3,139
Other accrued liabilities	3,662	3,339
	$25,880	$19,838

7. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	September 30, 2025	December 31, 2024
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7.0%, maturing on February 28, 2025	$—	$10,000
Highbridge Capital term loan with an interest rate of 16% or 13% per annum, subject to certain conditions, maturing on July 31, 2026	45,052	40,000
MidCap Financial revolving credit facility with an interest rate of Term SOFR plus 4.5%, maturing on the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge Capital term loan, or April 2, 2026	11,659	—
2022 convertible promissory notes with an interest rate of 15% per annum, which matured on June 30, 2024	4,257	4,257
Total principal debt	60,968	54,257
Less: revolving credit facility (1)	(11,659)	—
Less: current portion (2)	(49,309)	(14,257)
Less: debt issuance costs and discounts, long-term	—	(117)
Total long-term debt, net	$—	$39,883

(1) Excludes debt issuance costs of $1,141 as of September 30, 2025.

(2) Excludes debt issuance costs and discounts of $793 and $1,064 as of September 30, 2025 and December 31, 2024, respectively.

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

On February 26, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, the Company issued 113,170 shares (the “Eighth Amendment Premium Shares”) of common stock. The Company also agreed that unless all Obligations (as defined in the Highbridge Loan Agreement) were repaid in full prior to July 1, 2025, the Company would issue 112,038 shares of common stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. On July 1, 2025, 112,038 Subsequent Eighth Amendment Premium Shares were issued and the embedded derivative discussed below was settled.

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

The Company incurred and paid debt issuance costs of $2,351 associated with the revolving credit facility to be amortized through interest expense over the life of the facility utilizing the straight-line method.

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

8. Stockholders’ Equity

At-the-Market Offering

On July 11, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) to sell shares of common stock having an aggregate offering price of up to $4,026 from time to time through an at-the-market equity offering program (the “ATM Program”) under which A.G.P. is acting as the Company’s agent. A.G.P. is entitled to compensation for its services in an amount equal to 3.6% of the gross proceeds of any of the shares of common stock sold under the Sales Agreement. Through September 30, 2025, the Company sold 180,912 shares of common stock pursuant to the ATM Program and received proceeds, net of commissions and expenses, of $273.

Equity Plans

On June 16, 2023, the Board of Directors of the Company (the “Board”) approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of the Company’s Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 115,266 shares of common stock were initially reserved for issuance pursuant to the 2023 Plan and are subject to an annual increase, and on January 1, 2025, the 2023 Plan was increased by 46,106 shares. As of September 30, 2025, 15,702 shares of common stock were reserved under the 2023 Plan for future equity award grants.

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

During the three and nine months ended September 30, 2025, the Company granted 0 and 88,966 restricted stock units, respectively. During the three and nine months ended September 30, 2024, the Company granted 0 and 38,658 restricted stock units, respectively.

Stock-based Compensation Expense

The Company accounts for all stock-based payment awards made to employees, directors and advisors based on their fair values and recognizes compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation.

Non-cash stock-based compensation expense related to stock options and restricted stock units was recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$60	$59	$154	$242
Sales and marketing	31	55	81	193
Operations and support	2	4	1	58
General and administrative	200	491	977	1,272
	$293	$609	$1,213	$1,765

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the Company’s three-year cumulative operating loss. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets. After a review of the four sources of taxable income as of December 31, 2024, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to fully reserve its U.S.-based deferred tax amounts as of September 30, 2025.

10. Commitments and Contingencies

Litigation

The Company from time to time may be involved in various claims and legal proceedings that arise in the ordinary course of business. It is the opinion of management that there are no unresolved claims and litigation in which the Company is currently involved that will materially affect the financial position or operations of the Company.

11. Leases

The Company leases office space, and prior to 2025, certain office space was subleased. Management determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.

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

During the third quarter of 2025, the Company entered into a new lease for office space in Ashburn, Virginia with a term of six months. Its previous office space lease in Vienna, Virginia expired in August 2025.

Operating lease cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost	$78	$276	$312	$858
Sublease income	—	(69)	—	(206)
	$78	$207	$312	$652

12. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

On September 16, 2025, the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b) (the “Rule”) as of September 15, 2025,

the Company’s securities were subject to delisting from Nasdaq at the open of business on September 25, 2025 unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company formally requested a hearing that took place on October 23, 2025 where the Company presented its plan to evidence compliance with the Rule and requested an extension to do so. Following the hearing, on November 5, 2025, the Panel notified the Company that its request to continue listing on Nasdaq was granted subject to demonstrating compliance with the Rule on or before February 16, 2026. There can be no assurance, however, that the Company will be able to regain compliance with the Rule or otherwise maintain compliance with all other applicable criteria for continued listing on Nasdaq. In such case, the Company’s securities would be subject to delisting.

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 59 Customer Partners and more than 74,000 participating Service Provider vehicle drivers in our network as of September 30, 2025, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

Through September 2025, we were successful in launching one Customer Partner and scaling up volume of another Customer Partner, each of which was previously announced in the fourth quarter of 2024.

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

For the nine months ended September 30, 2025, we capitalized $4.1 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $1.0 to $1.5 million during the last quarter of 2025.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with 5 stars being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the three months ended September 30, 2025 and 2024, our consumer satisfaction score was 4.6 and 4.5, respectively. For the nine months ended September 30, 2025 and 2024, our consumer satisfaction score was 4.6 and 4.5, respectively.

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

For the three months ended September 30, 2025 and 2024, we completed approximately 194,000 dispatches and 219,000 dispatches, respectively. For the nine months ended September 30, 2025 and 2024, we completed approximately 574,000 dispatches and 656,000 dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses	$9,880	$13,656	$30,402	$47,025
Less: Depreciation and amortization expense	(1,204)	(1,130)	(3,269)	(3,336)
Less: Stock-based compensation expense	(293)	(609)	(1,213)	(1,765)
Less: Non-recurring transaction costs	(419)	(638)	(972)	(1,571)
Less: Restructuring costs	24	(569)	(465)	(1,693)
Non-GAAP operating expenses	$7,988	$10,710	$24,483	$38,660

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as operating loss, excluding depreciation and amortization expense, stock-based compensation expense, and non-recurring charges (or income) such as transaction and restructuring costs. We use non-GAAP operating income (loss) in conjunction with GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.

The following table provides a reconciliation of non-GAAP operating income (loss) to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(1,769)	$(5,891)	$(6,369)	$(22,579)
Add: Depreciation and amortization expense	1,204	1,130	3,269	3,336
Add: Stock-based compensation expense	293	609	1,213	1,765
Add: Non-recurring transaction costs	419	638	972	1,571
Add: Restructuring costs	(24)	569	465	1,693
Non-GAAP operating income (loss)	$123	$(2,945)	$(450)	$(14,214)

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
•
Loss on debt extinguishment, which represents losses in connection with amendments to our debt agreements.
•
Loss on divestiture, which represents the loss recognized in connection with the divestiture of The Floow in 2024.
•
Income (loss) from equity method investment, which represents our 49% share of the net earnings of The Floow.
•
Other income (expense), net, which primarily represents foreign currency exchange gains and losses relating to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our international subsidiaries’ functional currency of the U.S. dollar.

Provision for Income Taxes

Income tax expense or benefit is related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$32,943	$36,246	$95,902	$110,875
Cost of revenue	24,832	28,481	71,869	86,429
Gross profit	8,111	7,765	24,033	24,446
Operating expenses:
Research and development	1,786	3,069	5,436	11,109
Sales and marketing	719	1,518	2,114	5,153
Operations and support	2,504	2,997	7,254	10,890
General and administrative	3,667	4,942	12,329	16,537
Depreciation and amortization	1,204	1,130	3,269	3,336
Total operating expenses	9,880	13,656	30,402	47,025
Operating loss	(1,769)	(5,891)	(6,369)	(22,579)
Other expense, net	(3,410)	(4,722)	(9,881)	(12,567)
Loss before income taxes	(5,179)	(10,613)	(16,250)	(35,146)
Provision for income taxes	—	—	25	149
Net loss	$(5,179)	$(10,613)	$(16,275)	$(35,295)

The following table is a summary of our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	100%	100%	100%	100%
Cost of revenue	75%	79%	75%	78%
Gross margin	25%	21%	25%	22%
Operating expenses:
Research and development	5%	8%	6%	10%
Sales and marketing	2%	4%	2%	5%
Operations and support	8%	8%	8%	10%
General and administrative	11%	14%	13%	15%
Depreciation and amortization	4%	3%	3%	3%
Total operating expenses	30%	38%	32%	42%
Operating loss	(5)%	(16)%	(7)%	(20)%
Other expense, net	(10)%	(13)%	(10)%	(11)%
Loss before income taxes	(16)%	(29)%	(17)%	(32)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(16)%	(29)%	(17)%	(32)%

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

Revenue decreased by $3.3 million, or 9%, to $32.9 million in the three months ended September 30, 2025 from $36.2 million in the three months ended September 30, 2024. The decrease was primarily driven by a $2.4 million reduction in revenue resulting from the early termination of a top 5 global original equipment manufacturer Customer Partner, a reduction in revenue from the Otonomo business of $1.5 million, and a $0.2 million reduction in revenue from existing accounts. This was offset by an increase in revenue from two new Customer Partners and a Customer Partner expansion, which together accounted for an increase of $0.8 million in revenue.

Cost of Revenue

Cost of revenue decreased by $3.6 million, or 13%, to $24.8 million in the three months ended September 30, 2025 from $28.5 million in the three months ended September 30, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in a $3.0 million reduction in Service Provider fees. The decrease in dispatch volume was primarily due to the early termination of a top 5 global original equipment manufacturer Customer Partner, partially offset by increases in dispatch volume from two new Customer Partners and a Customer Partner expansion. In addition, we had a reduction in cost of revenue attributed to the Otonomo business of $0.5 million and a reduction in first call support and platform costs of $0.3 million, offset by a slight increase in Service Provider fees per dispatch of $0.2 million.

Gross Profit

Our gross profit for the three months ended September 30, 2025 was $8.1 million, compared to $7.8 million for the three months ended September 30, 2024. This $0.3 million increase in gross profit was driven by an improvement in unit economics per dispatch despite a decrease in volume related to the early termination of a top 5 global original equipment manufacturer Customer Partner.

Operating Expenses

Research and Development

Research and development expense decreased by $1.3 million, or 42%, to $1.8 million in the three months ended September 30, 2025 from $3.1 million in the three months ended September 30, 2024. The decrease was driven by a reduction in Otonomo research and development expenses of $0.8 million and a reduction in employee and employee-related expenses of $0.8 million, offset by a $0.3 million decrease in capitalized software due to a reduction in employees and a reduction in projects that require capitalization in the current period compared to the prior comparable period. There were 67 and 77 research and development employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 3% to 5% in the three months ended September 30, 2025 from 8% in the three months ended September 30, 2024 due to the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $0.8 million, or 53%, to $0.7 million in the three months ended September 30, 2025 from $1.5 million in the three months ended September 30, 2024. The decrease was primarily driven by a reduction in Otonomo sales and marketing expenses of $0.7 million and a $0.1 million reduction in employee and employee-related expenses. There were 17 and 18 sales and marketing employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 2% to 2% in the three months ended September 30, 2025 from 4% in the three months ended September 30, 2024. The decrease was primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $0.5 million, or 16%, to $2.5 million in the three months ended September 30, 2025 from $3.0 million in the three months ended September 30, 2024. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $0.6 million offset by slightly higher overall net operating costs of $0.1 million. There were 29 and 44 operations and support employees as of September 30, 2025 and 2024, respectively, and 186 and 223 full-time customer support representative employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense remained flat at 8% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

General and Administrative

General and administrative expense decreased by $1.3 million, or 26%, to $3.7 million in the three months ended September 30, 2025 from $4.9 million in the three months ended September 30, 2024. The decrease was driven by a $0.4 million reduction in Otonomo general and administrative expenses, a $0.4 million reduction in employee related expenses, a $0.2 million reduction in professional services, a $0.2 million reduction in rent expense, a $0.1 million reduction in insurance expense, and a $0.1 million reduction in franchise and other taxes. These reductions were offset by an increase of $0.1 million in expenses related to being a public company. There were 38 and 49 general and administrative employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 3% to 11% in the three months ended September 30, 2025 from 14% in the three months ended September 30, 2024. The decrease is primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense increased by less than $0.1 million, or 7%, to $1.2 million in the three months ended September 30, 2025 from $1.1 million in the three months ended September 30, 2024. The increase was due primarily to an increase of $0.5 million in the amortization of capitalized software offset by a decrease of $0.4 million in the amortization of intangible assets resulting from the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited, in September 2024.

Other Expense, net

Other expense, net decreased by $1.3 million, or 28%, to $3.4 million in the three months ended September 30, 2025 from $4.7 million in the three months ended September 30, 2024 due primarily to a $3.3 million loss on divestiture of The Floow Limited in the prior year, offset by a $0.2 million increase in interest expense, a $0.2 million decrease in interest income, a $0.5 million reduction in income from the change in the fair value of the contingent purchase consideration liability, a $0.1 million decrease in income from our equity investment in The Floow Limited, and a $0.9 million decrease in other income relating to foreign currency.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

Revenue decreased by $15.0 million, or 14%, to $95.9 million in the nine months ended September 30, 2025 from $110.9 million in the nine months ended September 30, 2024. The decrease was primarily driven by the reduction in dispatch volume from the non-renewal of one auto manufacturer Customer Partner which resulted in a decrease in revenue of $4.5 million, a reduction in dispatch volume from existing Customer Partners which resulted in a decrease in revenue of $3.5 million, a reduction in revenue from the Otonomo business of $4.8 million, a $5.1 million reduction in revenue resulting from the early termination of a top 5 global original equipment manufacturer Customer Partner, and a $0.5 million reduction in revenue from an electric vehicle (“EV”) Customer Partner in bankruptcy. This was offset by an increase in revenue from two new Customer Partners and a Customer Partner expansion, which together accounted for an increase of $3.4 million in revenue.

Cost of Revenue

Cost of revenue decreased by $14.6 million, or 17%, to $71.9 million in the nine months ended September 30, 2025 from $86.4 million in the nine months ended September 30, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in a $10.2 million reduction in Service Provider fees and a $1.3 million reduction in Service Provider fees per dispatch driven by margin improvement initiatives. The decrease in dispatch volume was primarily due to the non-renewal of one auto manufacturer Customer Partner, the early termination of a top 5 global original equipment manufacturer Customer Partner, the EV Customer Partner bankruptcy, and a decrease in dispatch volume from existing Customer Partners, partially offset by increases in dispatch volume from two new Customer Partners and a Customer Partner expansion. In addition, we had a reduction in cost of revenue attributed to the Otonomo business of $2.0 million and a reduction in first call support and platform costs of $1.1 million.

Gross Profit

Our gross profit for the nine months ended September 30, 2025 was $24.0 million, compared to $24.4 million for the nine months ended September 30, 2024. The improvement in unit economics per dispatch nearly offset the impact of volume decrease. The decrease was primarily driven by the loss in volume related to the non-renewal of one auto manufacturer Customer Partner, the early termination of a top 5 global original equipment manufacturer Customer Partner, the EV Customer Partner bankruptcy, and a decrease in dispatch volume from existing Customer Partners.

Operating Expenses

Research and Development

Research and development expense decreased by $5.7 million, or 51%, to $5.4 million in the nine months ended September 30, 2025 from $11.1 million in the nine months ended September 30, 2024. The decrease was driven by a reduction in Otonomo research and development expenses of $4.3 million, a reduction in employee and employee-related expenses of $2.2 million and a reduction in business tools and services of $0.1 million, offset by a $0.9 million decrease in capitalized software due to a reduction in employees and a reduction in projects that require capitalization in the current period compared to the prior comparable period. There were 71 and 77 research and development employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 4% to 6% in the nine months ended September 30, 2025 from 10% in the nine months ended September 30, 2024 due to the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $3.0 million, or 59%, to $2.1 million in the nine months ended September 30, 2025 from $5.2 million in the nine months ended September 30, 2024. The decrease was primarily driven by a reduction in Otonomo sales and marketing expenses of $2.5 million and a $0.5 million reduction in employee and employee-related expenses. There were 17 and 18 sales and marketing employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 3% to 2% in the nine months ended September 30, 2025 from 5% in the nine months ended September 30, 2024. The decrease was primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $3.6 million, or 33%, to $7.3 million in the nine months ended September 30, 2025 from $10.9 million in the nine months ended September 30, 2024. The decrease was primarily related to the optimization of customer support representative resources and processes resulting in a cost reduction of $2.6 million, and a reduction in employee-related costs of $1.0 million. There were 29 and 44 operations and support employees as of September 30, 2025 and 2024, respectively, and 186 and 223 full-time customer support representative employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense decreased by 2% to 8% in the nine months ended September 30, 2025 from 10% in the nine months ended September 30, 2024. The decrease was primarily driven by customer support center transformation initiatives.

General and Administrative

General and administrative expense decreased by $4.2 million, or 25%, to $12.3 million in the nine months ended September 30, 2025 from $16.5 million in the nine months ended September 30, 2024. The decrease was driven by a $2.4 million reduction in Otonomo general and administrative expenses, a $0.7 million reduction in employee and employee related expenses, a $0.6 million reduction in bad debt, a $0.6 million reduction in professional services, a $0.3 million reduction in IT infrastructure costs, a $0.2 million reduction in insurance expenses, and a $0.1 million reduction in rent expense. These reductions were offset by $0.4 million in expenses related to being a public company, an increase in service fees and charges of $0.2 million, and a $0.1 million increase in transaction related expenses. There were 38 and 49 general and administrative employees as of September 30, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 2%, to 13% in the nine months ended September 30, 2025 from 15% in the nine months ended September 30, 2024. The decrease is primarily driven by the reduction in Otonomo-related expenses and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense remained flat at $3.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Other Expense, net

Other expense, net decreased by $2.7 million, or 21%, to $9.9 million in the nine months ended September 30, 2025 from $12.6 million in the nine months ended September 30, 2024 due primarily to: a $3.3 million loss on divestiture of The Floow Limited in the prior year; a $1.0 million decrease in interest expense, which was offset by a $0.9 million decrease in interest income; a $1.4 million loss on debt extinguishment in the prior year; and $0.2 million in income from our equity investment in The Floow Limited in the current year. These decreases were offset by a decrease in other income related to foreign currency loss of $0.7 million, and $1.6 million in additional expense resulting from changes in the fair values of derivative and contingent consideration liabilities.

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

As of September 30, 2025, we had $4.0 million in cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of September 30, 2025, our principal debt balance totaled $61.0 million with maturity dates through July 31, 2026.

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

In July 2025, we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3 (File No. 333-288523), dated July 11, 2025, which registers the offering, issuance, and sale of up to $4,025,821 of common stock pursuant to the ATM Program. Through September 30, 2025, we sold 180,912 shares of common stock pursuant to the ATM Program and received proceeds, net of commissions and expenses, of $0.3 million.

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

Cash Flows

The following table is a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,593)	$(28,847)
Investing activities	(3,950)	25,950
Financing activities	(633)	(18,066)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $5.6 million primarily due to a net loss of $16.3 million, excluding the impact of non-cash expenses totaling $14.1 million, an increase in accounts receivable of $0.4 million, a decrease in long-term liabilities of $9.6 million, and a decrease in lease liabilities of $0.3 million. Sources of cash from operating activities resulted primarily from an increase in accrued expenses of $5.7 million and a net decrease in prepaid expenses and other assets of $1.1 million. We anticipate that we will continue to use our existing capital to fund operating activities through the remainder of 2025.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $4.0 million due to $3.8 million in investments in capitalized software and $0.1 million in purchases of equipment and software.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $26.0 million due to $32.2 million in proceeds from short-term deposits and the sale of marketable securities, offset by $4.1 million in investments in capitalized software, $1.6 million in purchases of equipment and software, and divested cash of $0.6 million in connection with the divestiture of The Floow.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $0.6 million due to $10.0 million in payments on the Structural term loan, $2.6 million in payments of debt issuance costs related to the Highbridge Loan Agreement and MidCap Credit Agreement, $84.8 million in proceeds and $73.2 million in payments under the MidCap Credit Agreement, and net proceeds of $0.3 million from the issuance of common stock in connection with the ATM Program.

Net cash used in financing activities for the nine months ended September 30, 2024 was $18.1 million due to $17.5 million in payments on the Structural term loan and $0.6 million in payments of deferred financing fees related to the Structural and Highbridge amendments.

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

Management believes that there are no material changes to the critical accounting estimates set forth in the critical accounting estimates section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in the Annual Report. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, management identified two material weaknesses in our internal control over financial reporting that have not been remediated as of September 30, 2025. The material weaknesses are related to (i) a lack of evidence of segregation of duties within the accounting and finance function, and (ii) the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway with respect to the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had 45 calendar days, or until May 5, 2025, to provide Nasdaq with a plan to regain compliance with the Continued Listing Standards (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq within the required time period. On September 16, 2025, Nasdaq notified us that, based upon our continued non-compliance with the Continued Listing Standards as of September 15, 2025, the Company’s securities were subject to delisting from Nasdaq at the open of business on September 25, 2025 unless the Company timely requests a hearing before the Panel. We formally requested a hearing that took place on October 23, 2025, where we presented an amended plan to evidence compliance (the “Amended Compliance Plan”) and requested an extension to regain compliance. Following the hearing, on November 5, 2025, the Panel notified us that our request to continue listing on Nasdaq was granted subject to demonstrating compliance with the Rule on or before February 16, 2026. There can be no assurance, however, that we will be able to regain compliance with the Rule or otherwise maintain compliance with all other applicable criteria for continued listing on Nasdaq. In such case, our securities would be subject to delisting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

URGENT.LY INC.

Date: November 13, 2025	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive and Financial Officer)