Form 10-K
period 2025-12-31
Urgent.ly Inc.
filed 2026-03-27
CIK 1603652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41841

URGENT.LY INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2848640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44927 George Washington Blvd, Suite 265, Office 209 Ashburn, VA	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 350-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ULYX	OTCQB

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7.8 million. Shares of the registrant’s common stock held by each executive officer, director, and beneficial owner of more than 10% of the outstanding common stock have been excluded because such persons may be deemed affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of registrant’s common stock outstanding as of March 25, 2026 was 2,196,934.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or may contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking terms such as “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “intend,” “anticipate,” “project,” “predict,” “target,” “believe,” “continue,” “estimate” or “expect” or the negative of these words or other words, terms and phrases of similar nature are often intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this Annual Report on Form 10-K include statements related to:

•
our expectations related to the Agreement and Plan of Merger, dated as of March 13, 2026 (the “Merger Agreement”), among us, Agero, Inc., a Nevada corporation (“Parent”), and Medford Hawk, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, (“Purchaser”), including regarding the ability of the parties to complete the transactions contemplated by the Merger Agreement, the ability of the parties to satisfy the conditions to the consummation of the cash tender offer contemplated by the Merger Agreement (the “Offer”) and the other conditions set forth in the Merger Agreement, the possibility of any termination of the Merger Agreement, our ability to retain key Customer Partners and personnel, the expected timetable for completing the transactions contemplated by the Merger Agreement, our and Parent’s beliefs and expectations and statements about the benefits sought to be achieved by Parent’s proposed acquisition of us and the potential effects of the acquisition on both us and Parent;
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

ii

•
adverse economic conditions or reduced automotive usage;
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
•
the potential liquidity and trading of our common stock; and
•
the lack of an active trading market for our securities.

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

Our ecosystem participants include:

•
Customer Partners. Our Customer Partners include original equipment manufacturers (“OEMs”), insurance companies, ride-hailing services, rental car companies and fleet operators. Our Customer Partners offer roadside assistance as a service to their customers, our end-users or Consumers, and typically partner with third parties to fulfill these services. The Urgently platform is the B2B and B2B2C white label or co-branded platform that enables our Customer Partners to provide roadside assistance to Consumers.
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
•
facilitated approximately 7.2 million service requests as of December 31, 2025.
•
established our North American Service Provider Partner network, which was comprised of approximately 13,500 Service Providers as of December 31, 2025.
•
established a scalable service platform achieving a monthly post-service consumer satisfaction score (“CSAT”) average of 4.6 out of 5 stars in 2025.

Proposed Agreement and Plan of Merger

On March 13, 2026, we entered into the Merger Agreement with Parent and Purchaser. The Merger Agreement provides for, among other things: (i) the acquisition of all of our issued and outstanding shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), by Purchaser through the Offer by Purchaser, for a price per share of $5.50 (the “Offer Price”), payable in cash at closing, without interest and subject to any required withholding of taxes, and after satisfaction of outstanding indebtedness; and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), the merger of Purchaser with and into us (the “Merger”) with us surviving the Merger as a wholly-owned subsidiary of Parent, without a meeting or vote of our stockholders.

The board of directors of the Company has approved the Merger and recommends that the Company’s stockholders tender their Shares in the Offer. The closing of the Merger is subject to the tender of at least a majority of the then-outstanding Company Shares and other customary closing conditions.

We anticipate that the Offer and the Merger contemplated under the Merger Agreement will be consummated in the first half of 2026. However, there can be no assurance that the Offer and the Merger contemplated by the Merger Agreement will be completed.

If the Merger is effected, our obligation to file periodic reports under the Exchange Act will terminate, and we will be privately held.

Nasdaq Delisting

On March 16, 2026, the Nasdaq Hearings Panel notified the Company of the Panel’s determination that the Company’s securities would be delisted from the Nasdaq Stock Market LLC (“Nasdaq”). Trading of the Company’s securities on Nasdaq was suspended at the open of trading on March 18, 2026. The delisting will become effective 10 days after Nasdaq files a Form 25 Notification of Delisting with the SEC. The Company’s Common Stock is traded on the OTCQB Venture Market (“OTCQB”) market under the symbol “ULYX”.

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

Our data-processing middle tier uses AI and machine learning to analyze historical transactions and automate future marketplace decisions including pricing, routing and optimizing service delivery, leveraging real-time data and predictive analytics. With algorithms that forecast demand by service type and at a regional or local level, we can optimize pricing based on a variety of variables that bring efficiency to the network.

Benefits of Our Platform

The combination of our technological investments, our partnerships and our service network have resulted in an integrated platform that we believe would be difficult to replicate. Our platform applies digital solutions to the legacy roadside assistance market and the emerging mobility assistance market, increasing efficiency, transparency and safety to create exceptional assistance experiences. We believe our platform benefits from a technology and data-driven intelligence advantage, including algorithmic machine-learning-enabled pricing and scheduling functions. In an industry that has historically relied on intuition and basic industry-wide data to drive strategy and decision-making, we offer an AI and machine learning-based approach. The benefits we provide across our ecosystem support our continued growth. We believe the comprehensiveness of our asset-light, scalable platform, which we built strategically to both define and expand the mobility assistance ecosystem, will enable us to effectively address the industry’s historical challenges, as well as capitalize on future automotive needs that may arise through continued innovation across mobility and technology.

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

Expand into new geographies. While we currently offer our platform solutions in North America, our existing Customer Partners have asked us to bring our incident-based capabilities to their Consumers in international markets, including Europe and South America. These markets are fragmented, and we believe we have the potential to become a leading player in these markets by leveraging our existing relationships and acquiring local competitors that have existing Service Provider networks.

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

We have a broad base of Customer Partners, including automotive OEMs, automotive insurers and fleet companies. As of December 31, 2025, we had 58 active Customer Partners in North America, with our top three Customer Partners representing 58% of our revenue in 2025. As of December 31, 2024, we had 49 active Customer Partners in North America.

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

Service Providers

The roadside Service Provider market has traditionally included principally small and medium-sized businesses (“SMBs”) that concentrate on serving limited geographic areas. As of December 31, 2025 and 2024, we had active contracts with 13,510 and 13,712 Service Providers, respectively, to provide our Customer Partners with national roadside service coverage.

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

As of December 31, 2025, we had 157 full-time remote employees, including 31 engaged in customer support and operations, 70 employees engaged in research and development, and product development, 16 employees in sales, partner engagement and marketing and 40 employees in general management, administration and finance. We had approximately 179 personnel employed through contracts with outsourced staffing providers, primarily to provide call center services. None of our employees are represented by labor unions, and we consider our relations with our employees to be in good standing.

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

We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the storage, sharing, use, processing, transfer, disclosure, and protection of personal data. For example, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of the sale of personal information. Additionally, the California Privacy Rights Act (the “CPRA”) went into effect on January 1, 2023 and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new agency to implement and enforce the law. The CPRA significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah and Connecticut have adopted legislation similar to the CCPA that became effective in 2023, Texas, Montana, Oregon and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted such legislation that became effective in 2025, and Indiana, Kentucky and Rhode Island have adopted such legislation that became effective in 2026. Some states also have proposed, and in certain cases enacted, legislation addressing particular subject matter such as biometric information. Broad federal privacy legislation has also been proposed. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

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

Our headquarters and principal executive offices are located at 44927 George Washington Blvd, Suite 265, Office 209, Ashburn, VA 20147, telephone (571) 350-3600. Our website address is: www.geturgently.com. The contents of our website are not deemed to be incorporated by reference into this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our Company, as fully described below. The following is a summary of the principal risks we face:

•
The Offer and the Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price;
•
The Merger Agreement contains provisions that could discourage a potential competing acquirer;
•
Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition;
•
We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages;

•
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally;
•
While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our Service Providers and Customer Partners;
•
We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger;
•
If we are not able to complete the Offer and the Merger, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction, in which case we will evaluate restructurings or dissolution and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable;
•
Our ability to consummate the Offer and the Merger or complete another strategic transaction or our dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions;
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
•
For the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements;
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
•
Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities; and
•
An active trading market for our securities may never develop and investors may find it difficult to buy and sell our shares, which would further adversely affect the liquidity and price of our securities.

Risks Related to the Offer and the Merger

The Offer and the Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On March 13, 2026, we entered into the Merger Agreement with Parent and Purchaser, pursuant to which, and upon the terms and subject to the conditions of, Purchaser will commence the Offer. After the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, Purchaser will be merged with and into us, with us continuing as the surviving corporation and as a wholly owned subsidiary of Parent, and pursuant to the Merger, each share of Common Stock that is not validly tendered and irrevocably accepted for purchase pursuant to the Offer, except as provided in the Merger Agreement, will be converted in the Merger into the right to receive an amount equal to the Merger Consideration (as defined in the Merger Agreement). Purchaser’s obligation to accept shares of Common Stock tendered in the Offer is subject to conditions, including: (i) that prior to the expiration of the Offer, at least a majority of the then-outstanding Common Stock will be validly tendered and not validly withdrawn in accordance with the terms of the Offer; (ii) no Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued or promulgated any law that is in effect as of immediately prior to the expiration of the Offer or issued or granted any orders or injunction that is in effect as of immediately prior to the expiration of the Offer, in each case, which has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Transactions; (iii) the accuracy of the representations and warranties made by us in the Merger Agreement, subject to specified materiality qualifications; and (iv) compliance by us with its covenants under the Merger Agreement in all material respects. The obligations of Parent and Purchaser to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our Customer Partners, Service Providers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger.

Our share price may also fluctuate significantly based on announcements by Parent, other third parties, or us regarding the Offer and the Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition (as defined in the Merger Agreement) or other conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the Offer or the Merger, could cause us not to satisfy the closing condition relating to the absence of such legal restraints (the “Legal Restraint Condition”) and thus the Offer and the Merger would not be consummated.

If we do not consummate the Offer and the Merger, the price of our Common Stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Common Stock.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate, propose or knowingly induce or knowingly encourage, facilitate or assist discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of our board of directors and the Transaction Committee of our board of directors (the “Transaction Committee”) to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $3.0 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and the Merger. Any such future litigation may adversely affect our ability to complete the Offer and the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions not involving the Company, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger, severance payments and retention bonuses.

While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our Service Providers and Customer Partners.

Whether or not the Offer and the Merger are consummated, the Offer and the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and the Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and the Merger are pending or in the event that we are unable to consummate the Offer or the Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

Upon announcement of the Offer and the Merger, our Customer Partners may terminate, may not renew, or may otherwise materially change their agreements with us. Any changes to our agreements with our Customer Partners could result in the Offer and the Merger not being consummated. Further, our business and results of operations may be adversely affected by changes to our agreements with our Customer Partners.

In addition, pending consummation of the Offer and the Merger, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and the Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the Merger. For these and other reasons, the pendency of the Offer and the Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and the Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $3.0 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the Offer and the Merger, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction, in which case we will evaluate restructurings or dissolution, and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

We have undertaken a comprehensive assessment of strategic alternatives to maximize stockholder value. Upon the unanimous recommendation of the Transaction Committee, the board of directors determined that the terms of the Offer, the Merger and the other transactions contemplated under the Merger Agreement are fair to and in the best interests of the Company and the stockholders, approved the execution of the Merger Agreement and, subject to the terms and conditions of the Merger Agreement, recommended that the stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer.

If we are not able to consummate the Offer and the Merger and decide to evaluate other strategic alternatives such as another strategic transaction, there can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to pursue such a transaction, we will evaluate restructurings or dissolution. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the Offer and the Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, if we are not able to complete the Offer and the Merger and are required to pursue another strategic alternative, including restructurings or dissolution such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our business strategy. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Our ability to consummate the Offer and the Merger or complete another strategic transaction or our dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.

Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully consummate the Offer and the Merger or complete another strategic transaction or our dissolution and liquidation depends in large part on our ability to retain certain of our remaining personnel, the loss of whose services may adversely impact our ability to consummate such transaction, and engage other advisors and consultants. Due to our limited employee resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements.

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

We incurred operating losses of $8.9 million and $27.2 million during the fiscal years ended December 31, 2025 and 2024, respectively, and, as of December 31, 2025, we had an accumulated deficit of $219.2 million. We expect our losses to continue as we continue to make investments to grow our business and operate as a public company. We expect to incur significant additional legal, accounting and other expenses as a newly public company and as we invest in expanding our general and administrative infrastructure. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding platform offerings, broadening our service provider network, developing or acquiring new platform features and services, including our merger with Otonomo and expenses associated with integrating Otonomo’s legacy business into our platform, expanding into new markets and geographies, and increasing sales efforts. These expenditures make achieving and maintaining profitability more difficult, and these efforts may also be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase revenue sufficiently to keep pace with investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. As a result, we can provide no assurance as to whether or when we will achieve profitability, and we may be unable to continue as a going concern. As a result, the value of our Common Stock could decline significantly and you could lose some or all of your investment. See “Risk Factors—Risks Related to Our Business and Industry—For the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.”

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

Our customer base is concentrated with our top Customer Partners representing 56% and 49% of our revenue for the years ended December 31, 2025 and 2024, respectively, with two Customer Partners each accounting for over 10% of our revenue for the years ended December 31, 2025 and 2024, respectively. Most of our significant Customer Partners are able to terminate their agreements with us for convenience on limited notice. Additionally, most of our agreements with Customer Partners are non-exclusive and do not generally include guaranteed volume or revenue achievement during the contract period. If we were to lose any other significant Customer Partners, or experience further reduced volume from any of our significant Customer Partners, our business, financial condition and results of operations could be adversely affected. Our reliance upon a limited number of Customer Partners may also be exacerbated by factors beyond our control, including the consolidation of Customer Partners, changes in the mandates for technologies or solutions provided by Customer Partners to Consumers, changes in demand for our solutions, selection by our Customer Partners of our competitors, Customer Partner bankruptcies, pricing competition or changes in strategy by our existing Customer Partners with respect to the services they offer their customers. For example, in October 2024, we were informed that a

Customer Partner, a top five global OEM that accounted for less than 5% of our revenue in 2024, shifted strategy and would no longer provide mobile technical support using our software resulting in a contract winddown in December 2024. Any of the factors above may result in increased dependence on fewer Customer Partners, which could adversely affect our business, financial condition and results of operations.

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

Additionally, OEMs and other Customer Partners typically require potential mobility assistance providers to participate in a competitive request for proposal (“RFP”) process at the end of each contract term. If we fail to consistently win renewals of existing Customer Partner business, our business, financial condition and results of operations could be materially and adversely affected.

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

Our business involves the collection, storage, transmission and other processing of certain personal data and other sensitive and proprietary data of our Customer Partners, Service Providers and Consumers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. Although we, and the third parties on which we rely, have developed systems and processes that are designed to protect the personal data of our Customer Partners, Service Providers and Consumers that utilize our platform and our other proprietary and confidential information, protect our systems, prevent data loss, and prevent other security breaches and security incidents, we cannot guarantee that such systems and processes have been or will be effective. The IT and infrastructure used in our business may be vulnerable to breakdowns, disruptions and cyberattacks or security breaches and incidents from various sources, including technological errors as well as inadvertent or intentional actions by our employees, contractors and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, unavailability, or dissemination of, prevention of access to, or damage or unauthorized access to or other processing of, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including personal data and other sensitive and proprietary data of our Customer Partners, Service Providers, Consumers, employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy violation or security breach or other security incident. Although we have policies restricting access to personal information we store, these policies may not be effective in all cases. Geopolitical conflicts and other events may increase the cybersecurity risks we and our Service Providers face. We also have incorporated, and may continue to incorporate, AI technologies into our platform and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from our use of AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology produces are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, in the EU, the Artificial Intelligence Act imposes a regulatory framework for the companies' development and use of AI systems, and numerous state laws have been proposed, and in certain cases enacted, in the United States regulating aspects of the development and use of AI systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

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

For the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report from our independent registered public accounting firm for the years ended December 31, 2025 and 2024 included an explanatory paragraph stating that we have incurred losses from operations since inception, have a net capital deficiency and are dependent on debt and equity financing to fund operating shortfalls, raising substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2025 and 2024 do not include any adjustments that may result from the outcome of this uncertainty.

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

In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2025, we did not maintain effective internal control over reporting because of previously-identified material weaknesses related to

(i) the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements and (ii) a lack of evidence of segregation of duties within the accounting and finance function. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, “Controls and Procedures" of this Annual Report on Form 10-K. These material weaknesses could result in material misstatements of our financial statement account balances or disclosures of our annual or interim financial statements that would not be prevented or detected.

In order to address the previously-identified material weakness related to the design and maintenance of effective control over IT general controls relevant to the preparation of our consolidated financial statements, management is in the process of implementing a remediation plan. Additionally, in order to address the previously-identified material weakness related to segregation of duties within the accounting and finance function, we have increased resources within our finance department, including expanding our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to this material weakness. Our management believes that these actions will enable us to address this material weakness that was identified and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Additionally, remediation measures may be time consuming and costly and there is no assurance that our initiatives will ultimately have the intended effects.

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

Our historical growth rates may not be sustainable or indicative of our future rate of growth. Our results of operations also may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Our business is subject to seasonality and generally experiences lower engagement on the platform, and correspondingly lower revenue, during the spring and fall. Our sales cycle for new engagements and contract renewals can vary substantially from Customer Partner to Customer Partner. Our limited experience marketing and selling in the B2B and B2B2C mobility assistance markets may affect our ability to predict the length of our sales cycle or the anticipated size of potential engagements. We believe that our growth in total revenue will depend upon, among other factors, our ability to:

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

Our ability to improve margins and achieve profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to future growth. Any of these factors could cause total revenue growth to decline and may adversely affect margins and profitability. Failure to manage total revenue growth or improve margins could adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of total revenue growth as an indication of our future performance.

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
•
effectively manage our growth;
•
avoid interruptions or disruptions on our platform; and
•
hire, integrate and retain key personnel, especially in light of the anticipated Offer and Merger.

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

We also rely on other highly skilled personnel who may have critical but inadequately documented business knowledge. Competition for qualified personnel in the logistics, technology and automobile industries has historically been intense, particularly for software engineers, computer scientists, other technical staff and marketing and brand managers. The loss of any executive officers or other key employees, especially in light of the anticipated Offer and Merger, or the inability to hire, train, retain and manage qualified personnel could adversely affect our business, financial condition and results of operations.

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

We have operations all over North America, and our operations in California, Texas and Florida have historically been exposed to extreme weather events. For example, our network of Service Providers in California has been impacted during the historic wildfires in 2025, during which Service Providers could not access Consumers in need of roadside assistance and after which there was a surge in demand relating to abandoned cars. In addition, in 2021 our network of Service Providers in Texas was unable to meet Consumer demand for roadside assistance during a significant power outage caused by a winter storm. The recent trends in hurricanes over the Gulf Coast has increased the volume of totaled vehicles, and we are often unable to meet the surges in demand for roadside and mobility assistance that follow such extreme weather events.

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

Failure to comply with anti-bribery and anti-corruption laws, anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and other anti-bribery and anti-corruption laws and anti-money laundering laws, including in countries outside of the United States where we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

Any allegations or violation of the FCPA or other applicable anti-bribery or anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited due to prior and potential future ownership changes.

We have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2025, we had approximately $161.6 million, $115.8 million and $210.4 million of federal, state and foreign NOLs, respectively.

Our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1896, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. We have undergone ownership changes in the past, which may limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we believe that it is more-likely-than-not that our NOLs or credits will expire unutilized, and we have recorded a full valuation allowance against the related deferred tax assets as of December 31, 2025.

If our ability to use our historical NOLs or credits is materially limited due to prior or potential future ownership changes, it would harm our future operating results by effectively increasing our future tax obligations. Sections 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us, and our future cash flows could be adversely affected.

Legal and Regulatory Risks

The terms of our existing Loan Agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We are party to a secured asset based revolving credit facility pursuant to a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust, as agent, and the lenders party thereto (the “Second Lien Lenders”) and a secured term loan facility pursuant to a Loan and Security Agreement with Alter Domus (US) LLC, as agent, and the lenders party thereto (the “Second Lien Loan Agreement” and, together with the MidCap Credit Agreement, the “Loan Agreements”). As of December 31, 2025, we had an aggregate principal amount of revolving loans equal to $13.3 million outstanding under the MidCap Credit Agreement. As of December 31, 2025, we had an aggregate principal amount of term loans equal to $46.9 million outstanding under the Second Lien Loan Agreement.

Our payment obligations under the Loan Agreements reduce cash available to fund working capital, product development and general corporate needs. Under the MidCap Credit Agreement, outstanding revolving loans accrue interest at an adjusted term SOFR rate (subject to a 1.00% interest rate floor), plus a margin of 4.50%. Under the Second Lien Loan Agreement, outstanding term loans accrue interest at a fixed rate of 13.0% per annum.

Our obligations under each Loan Agreement are secured by substantially all of our assets and the assets of certain of our material subsidiaries. The security interest granted over such assets could limit our ability to obtain additional debt financing. In addition, the Loan Agreements contain certain specified affirmative and negative covenants restricting our activities, including limitations on our ability to make dispositions; consummate mergers or acquisitions; incur indebtedness or liens; pay dividends, redeem stock or make other distributions; make certain investments; and engage in certain other business transactions.

The Loan Agreements contain a financial covenant requiring minimum liquidity of at least $5.0 million as of December 31, 2025. The MidCap Credit Agreement contains a fixed charge coverage ratio covenant, triggered upon the occurrence of certain events. The covenants in each Loan Agreement may be difficult to comply with, and the failure to comply could result in the acceleration of our obligations under such Loan Agreement, and, if such acceleration were to occur, it would materially and adversely affect our business, financial condition and results of operations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may not have sufficient funds, and may be unable to arrange for a refinancing or additional financing, to pay the amounts due under the Loan Agreements. The obligations under the Loan Agreements are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt agreements (including a cross-default to each other Loan Agreement) and certain other specified events. If for any reason we become unable to service our debt obligations under either Loan Agreement, or any new debt obligations that we may enter into from time to time, holders of Common Stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt. Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors.

On March 13, 2026, we entered into an Amendment to the MidCap Credit Agreement (the “MidCap Amendment”) to, among other things, (i) temporarily reduce the Minimum Liquidity Amount (as defined in the MidCap Credit Agreement), from $5,000,000 to $2,000,000 until the earliest of the consummation of the Merger, (b) the date of occurrence of any Event of Default (as defined in the MidCap Credit Agreement) and (c) July 31, 2026. The maturity date under the MidCap Credit Agreement is the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Second Lien Loan Agreement. Upon the effectiveness of the MidCap Amendment and the Ninth Amendment (as defined below), the MidCap Credit Agreement will mature on July 31, 2026. The MidCap Amendment also provides for a $250,000 amendment fee, payable in five equal installments.

On March 13, 2026, we also entered into the Ninth Amendment to the Second Lien Loan Agreement (the “Ninth Amendment”) to, among other things, (i) temporarily reduce the Minimum Liquidity Amount (as defined in the Ninth Amendment), from $5,000,000 to $2,000,000 until the earliest of (a) July 31, 2026, (b) the date on which the Merger Agreement is amended, terminated or otherwise modified in a manner materially adverse to the Company or the Second Lien Lenders and (c) the date of occurrence of Event of Default, (as defined in the Second Lien Loan Agreement), (ii) extend the maturity date thereunder from July 31, 2026 to November 28, 2026 and (iii) provide for the payment of an amendment fee in an amount of 2% of the aggregate outstanding principal of the Second Lien Term Loan (the “Second Lien Amendment Fee”). Further, the Ninth Amendment provides for the waiver of (a) any interest accruing on the Second Lien Term Loan from March 31, 2026 until the date of repayment of the Second Lien Term Loan, and (b) the Second Lien Amendment Fee, subject to certain conditions.

We have in the past defaulted on certain financial, reporting and other covenants under our outstanding loan agreements. While we have to date been successful in obtaining compliance waivers with respect to such covenant defaults, we may not be able to do so in the future on terms advantageous to us or at all.

The agreements governing our indebtedness include certain financial, reporting and other covenants that we must satisfy. In previous years, we have defaulted on certain covenants under our outstanding loan agreements and have received compliance waivers with respect to such covenant defaults from certain of our lenders. In addition, the convertible promissory notes issued by the Company in July 2022 (“2022 Convertible Notes” and such holders, the “2022 Convertible Noteholders”) were not repaid on the maturity date of June 30, 2024 since, pursuant to their terms, they are subordinated to the Company’s senior outstanding indebtedness and may not be repaid while the senior debt remains outstanding.

On March 12, 2026, we entered into an omnibus amendment (the “2022 Convertible Notes Amendment”) with the 2022 Convertible Noteholders. Pursuant to the 2022 Convertible Notes Amendment and conditioned on the closing of the Merger on or before July 31, 2026, we have agreed to pay the 2022 Convertible Note Holders the aggregate principal amount of the 2022 Convertible Notes, plus all accrued and unpaid interest through March 31, 2026, such amount being equal to $6,600,325 in the aggregate, plus (i) an amendment fee equal to 2.0% of the aggregate principal amount of the series of 2022 Convertible Notes, such amount being equal to $85,145 in the aggregate (the “2022 Convertible Note Amendment Fee”), plus (ii) a closing fee of $1,000,000. In exchange, the 2022 Convertible Note Holders agreed (i) that all obligations under the 2022 Convertible Notes shall be paid in full, released and discharged, (ii) to forgive interest that would otherwise accrue on the 2022 Convertible Notes during the period between March 31, 2026, and July 31, 2026 and (iii) to waive a provision of the 2022 Convertible Notes requiring a premium to be paid in connection with a sale of the Company.

We cannot provide any assurance that the lenders under our outstanding loan agreements or any other indebtedness would provide us with a waiver or forbearance should we not be in compliance in the future. A failure to maintain compliance would cause the outstanding borrowings to be in default and therefore payable on demand, which could trigger cross-default provisions in other indebtedness agreements, potentially leading to further defaults or accelerations of payment obligations. These events could adversely impact our relationships with current and potential lenders, investors and other stakeholders, and affect our ability to raise additional capital, which would have a material adverse effect on us and our ability to continue as a going concern.

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

However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to the duration of protection and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by third party recipients and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could harm our competitive position in the market, and adversely affect our business, financial condition and results of operations.

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

Parties making infringement claims may be able to obtain substantial damages for the infringement and an injunction to prevent us from delivering services or using technology involving the allegedly infringing intellectual property. If, as a result of a successful infringement claim, we are required to develop non-infringing technology or rebrand our name or cease making, licensing or using products that have infringed a third party’s intellectual property rights, all of these actions may be time-consuming and expensive. Protracted litigation could also result in existing or prospective Customer Partners deferring or limiting their purchase or use of our solutions until resolution of such litigation or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claims or litigation in this area, whether or not we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.

Our use of open source software may lead to possible litigation, negatively affect sales, compromise our proprietary rights and create liability.

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

In addition, the Organisation for Economic Co-operation and Development (“OECD”) issued final action items or proposals related to its initiative to combat base erosion and profit shifting (“BEPS”). The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. Some countries have incorporated the BEPS proposals into their laws, and other countries may follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of a customer’s location than do traditional “arm’s length” income sourcing provisions. Some of the BEPS and related proposals, if enacted into law in the countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

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

We rely on a variety of techniques when marketing to Customer Partners, and we are subject to various laws and regulations that govern such marketing and advertising practices. Additionally, our business relies on our ability to collect, receive, store, use, generate, transfer, disclose, make accessible, protect, share and otherwise process personal data and other sensitive information (such as personal data that identifies or is identifiable to actual or prospective customers, personnel or others), proprietary and confidential business information, trade secrets, intellectual property and sensitive third-party information. As a result, we are, or may become, subject to numerous federal, state, local and foreign data laws, regulations, industry standards, policies, contracts and other actual and asserted obligations relating to privacy, data protection and cybersecurity. For example, we are or may become subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, numerous other state laws, the Data Security Program administered by the U.S. Department of Justice, Executive Order 14117 and the implementing regulations at 28 C.F.R. Part 202 (concerning certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China (and other designated countries)), the European Union General Data Protection Regulation, the UK Data Protection Act and UK General Data Protection Regulation, the Privacy and Electronic Communications Directive (2002/58/EC), and other national legislation relating to privacy, cybersecurity, data protection, marketing and advertising and consumer protection.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of OTCQB. The requirements of these rules and regulations increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult to attract and retain qualified independent members to our board of directors (the “Board”). Additionally, these rules and regulations make it more difficult and more expensive to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and the potential failure to satisfy these requirements could adversely affect our business, financial condition or results of operations.

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

We are subject to laws, regulations and rules enacted by national, regional and local governments and OTCQB. In particular, we are required to comply with certain SEC, OTCQB and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Securities

Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities.

As previously disclosed, the trading of the Company’s securities on Nasdaq was suspended at the open of trading on March 18, 2026. The delisting will become effective 10 days after Nasdaq files a Form 25 Notification of Delisting with the SEC. As of the date of this Annual Report, the Company’s Common Stock is traded on the OTCQB under the symbol “ULYX.”

We face adverse consequences as a result of our securities not being listed on a national securities exchange, including (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a possible determination that our Common Stock is a “penny stock” which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage, if any, in the future; (v) a decreased ability to issue additional securities or otherwise obtain additional financing in the future; and (vi) a decreased ability of our securityholders to sell their securities in certain states.

An active trading market for our securities may never develop and investors may find it difficult to buy and sell our shares, which would further adversely affect the liquidity and price of our securities.

Although our Common Stock is quoted on the over-the-counter market, such market is an unorganized, interdealer market which provides significantly less liquidity than Nasdaq or other national securities exchanges. Securities traded on the over-the-counter market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Any significant trading volume in our Common Stock may not be sustained. These factors may have an adverse impact on the trading and price of our Common Stock. See “—Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities” above for further discussion.

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

Our Cybersecurity Risk Committee, led by our Chief Executive Officer, receives input from third party cybersecurity risk advisors that bring decades of experience in designing, implementing, and managing cyber security risk programs. They are experts in the assessment, identification, and management of cybersecurity risk. Our Cybersecurity Risk Committee members meet and collaborate regularly with our information technology and operations teams, stay abreast of industry trends and relevant regulations, and regularly inform management of various cybersecurity risks, trends, threats, and countermeasure techniques.

Cybersecurity Risk Management Program

Our Cybersecurity Risk Management Program is designed around the Center for Internet Security (CIS) Controls version 18. The CIS Controls offer a strategic framework that directs our implementation of effective cybersecurity defenses across 18 critical areas, ranging from asset management to data protection and network security.

A cornerstone of our cybersecurity governance is the annual performance of a comprehensive cybersecurity risk assessments performed by a third party cybersecurity advisory firm which helps us to design and implement our cybersecurity policies and procedures, as well as monitor and test our safeguards. The insights gained from these assessments inform the continuous refinement of our cybersecurity strategies and defense mechanisms. As a core component of our risk management process, all employees are required to participate in annual information security training.

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

Item 2. Properties.

Our headquarters are located in Ashburn, Virginia, where we lease office space on a month to month basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock was delisted from The Nasdaq Stock Market LLC on March 18, 2026. Concurrently, our Common Stock became quoted on the OTCQB. We continue to trade under the symbol “ULYX.”

As of March 25, 2026, we had 47 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Proposed Agreement and Plan of Merger

On March 13, 2026, we entered into the Merger Agreement with Parent and Purchaser. The Merger Agreement provides for, among other things: (i) the acquisition of all of our issued and outstanding Common Stock, by Parent through a cash tender offer by Purchaser, for the Offer Price, payable in cash at closing, without interest and subject to any required withholding of taxes, and after satisfaction of outstanding indebtedness; and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, the merger of Purchaser with and into us with us surviving the Merger as a wholly owned subsidiary of Parent, without a meeting or vote of our stockholders.

We anticipate that the Offer and the Merger contemplated under the Merger Agreement will be consummated in the first half of 2026. However, there can be no assurance that the Offer and the Merger contemplated by the Merger Agreement will be completed.

If the Merger is effected, our obligation to file periodic reports under the Exchange Act will terminate, and we will be privately held.

Nasdaq Delisting

Our Common Stock was suspended from The Nasdaq Stock Market LLC on March 18, 2026. Concurrently, our Common Stock became quoted on the OTCQB. We continue to trade under the symbol “ULYX.”

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

We offer a digitally native software platform that combines location-based services, real-time data, AI and machine-to-machine communication to deliver quick, safe and innovative roadside assistance services for leading brands across the automotive and insurance industries, and other transportation-focused verticals. We collect signals from distressed vehicles and match those needs with local roadside assistance professionals to create a connected service network. Our platform enables our partners to deliver exceptional user experiences that drive high customer satisfaction and loyalty. With 58 Customer Partners and more than 74,300 participating Service Provider vehicle drivers in our network as of December 31, 2025, we deliver innovative, transparent and exceptional connected mobility assistance experiences at scale.

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

During 2025, we were successful in renewing four existing Customer Partners and launching four new Customer Partners in 2025, three of which were also signed in 2025. In addition, we continued the ramp of the new Customer Partner and Customer Partner expansion we announced and launched in late 2024. As we continue to cycle through the December 31, 2024 to December 31, 2025 year-over-year comparisons, our results continue to be impacted by one Customer Partner accounting for approximately 25% of our revenue in 2023 did not renew its agreement with us when the existing contract expired by its terms on January 31, 2024. Additionally, in October 2024, we were informed that another Customer Partner, a top five global OEM, shifted strategy and would no longer provide mobile technical support using our software resulting in a contract wind-down in December 2024. This Customer Partner accounted for less than 5% of our revenue in 2024.

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

In 2025, we capitalized $5.4 million in costs associated with internal development of our technology platform and Customer Partner implementations and expect to invest approximately $5.0 to $6.0 million during 2026.

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

Consumer Ratings

Exceptional Consumer service is a cornerstone of our business. We measure Consumer sentiment through a variety of surveys but primarily measure completed jobs on a 1-to-5-star scale, with 5 stars being the highest. We have historically averaged 4.5 out of 5 stars. We are proud of how highly Consumers rate their service experiences with us given the fact that no one aspires to have a breakdown. It’s often stressful, nearly always unexpected, and often unsafe. Our aspirational goal is 100% Consumer satisfaction. We use Consumer ratings to improve the service experience by improving networks, technology, and training. For the years ended December 31, 2025 and 2024, our CSAT was 4.6 and 4.5, respectively.

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

For the years ended December 31, 2025 and 2024, we completed approximately 0.8 million and 0.9 million dispatches, respectively.

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

The following table provides a reconciliation of non-GAAP operating expenses to the most comparable GAAP measure, operating expenses, for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating expenses	$41,649	$58,753
Less: Depreciation and amortization expense	(4,569)	(4,227)
Less: Stock-based compensation expense	(1,504)	(2,359)
Less: Non-recurring transaction costs	(2,068)	(1,651)
Less: Restructuring costs	(465)	(1,756)
Non-GAAP operating expenses	$33,043	$48,760

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

The following table provides a reconciliation of non-GAAP operating loss to the most comparable GAAP measure, operating loss, for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating loss	$(8,873)	$(27,194)
Add: Depreciation and amortization expense	4,569	4,227
Add: Stock-based compensation expense	1,504	2,359
Add: Non-recurring transaction costs	2,068	1,651
Add: Restructuring costs	465	1,756
Non-GAAP operating loss	$(267)	$(17,201)

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

For additional discussion related to our revenue, see Note 2 “Summary of Significant Accounting Policies - Revenue Recognition” and Note 4 “Revenue” to our audited consolidated financial statements for the years ended December 31, 2025 and 2024 contained in this Annual Report on Form 10-K.

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
•
Loss on divestiture, which represents the loss recognized in connection with the divestiture of Otonomo’s wholly-owned subsidiary, The Floow Limited (“The Floow”), as part of our strategic effort to divest non-core assets and dedicate our resources to advancing our core business (the “Divestiture”).
•
Income from equity method investment, which represents our 49% share of the net earnings of The Floow.
•
Other income (expense), net, which primarily represents foreign currency exchange gains and losses relating to the exchange rate differences arising from the settlement of transactions in foreign currencies other than our international subsidiaries’ functional currency of the U.S. dollar.

Income Tax Expense (Benefit)

Income tax expense or benefit is related to the provision for federal, state and foreign taxes imposed upon our results of operations.

Results of Operations

The following table is a summary of our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Total revenue	$129,194	$142,905
Cost of revenue	96,418	111,346
Gross profit	32,776	31,559
Operating expenses:
Research and development	7,210	13,932
Sales and marketing	2,917	5,870
Operations and support	9,750	13,436
General and administrative	17,203	21,288
Depreciation and amortization	4,569	4,227
Total operating expenses	41,649	58,753
Operating loss	(8,873)	(27,194)
Other expense, net	(13,439)	(15,586)
Loss before income taxes	(22,312)	(42,780)
Provision for income taxes	(1,885)	1,247
Net loss	$(20,427)	$(44,027)

The following table is a summary of our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Total revenue	100%	100%
Cost of revenue	75%	78%
Gross margin	25%	22%
Operating expenses:
Research and development	6%	10%
Sales and marketing	2%	4%
Operations and support	8%	9%
General and administrative	13%	15%
Depreciation and amortization	4%	3%
Total operating expenses	32%	41%
Operating loss	(7)%	(19)%
Other expense, net	(10)%	(11)%
Loss before income taxes	(17)%	(30)%
Provision for income taxes	(1)%	1%
Net loss	(16)%	(31)%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

Revenue decreased by $13.7 million, or 10%, to $129.2 million in the year ended December 31, 2025 from $142.9 million in the year ended December 31, 2024. The decrease was primarily driven by a decrease in dispatch volumes resulting from the December 2024 contract wind down of the Customer Partner, a top five global OEM, that shifted strategy and would no longer provide mobile technical support using our software which accounted for a $6.4 million reduction in revenue, a reduction in Otonomo revenue of $4.8 million from the Divestiture, the decrease in dispatch volumes from the one non-renewal of one auto manufacturer Customer Partner accounting for $4.5 million in revenue, a reduction in dispatch volume from existing accounts accounting for a $1.5 million reduction in revenue, and a $0.5 million reduction in revenue resulting from the OEM partner who went out of business. This was offset by an increase in dispatch volumes from our new Customer Partner launches and expansions which accounted for a $2.6 million increase in revenue.

Cost of Revenue

Cost of revenue decreased by $14.9 million, or 13%, to $96.4 million in the year ended December 31, 2025 from $111.3 million in the year ended December 31, 2024. The decrease was primarily related to an overall decline in dispatch volume resulting in an $11.8 million reduction in Service Provider fees, a reduction of $1.8 million in Otonomo cost of revenue due to the Divestiture in late 2024, and a reduction in first call support and platform costs in the amount of $1.3 million.

Gross Profit

Our gross profit for the year ended December 31, 2025 was $32.8 million, or a 25% margin, compared to $31.6 million, or a 22% margin, for the year ended December 31, 2024. Despite the reduction in dispatch volume, the increase in gross profit was driven primarily by an overall increase in revenue per dispatch as well as a reduction in service provider costs per dispatch for the year ended December 31, 2025.

Operating Expenses

Research and Development

Research and development expense decreased by $6.7 million, or 48%, to $7.2 million in the year ended December 31, 2025 from $13.9 million in the year ended December 31, 2024. The reduction was primarily driven by a reduction of $4.2 million in Otonomo research and development costs, a $2.9 million reduction in employee and employee related expenses, a $0.1 million reduction in IT infrastructure costs, offset by a $0.5 million change in software capitalization expense. There were 70 and 76 research and development employees as of December 31, 2025 and 2024, respectively.

As a percentage of total revenue, research and development expense decreased by 4% to 6% in the year ended December 31, 2025 from 10% in the year ended December 31, 2024 due to the reduction of Otonomo research and development costs and the implementation of operational efficiencies across the Company.

Sales and Marketing

Sales and marketing expense decreased by $3.0 million, or 50%, to $2.9 million in the year ended December 31, 2025 from $5.9 million in the year ended December 31, 2024. The reduction was primarily driven by the reduction of $2.5 million in Otonomo sales and marketing expense and a $0.5 million reduction in employee-related expenses. There were 16 and 18 sales and marketing employees as of December 31, 2025 and 2024, respectively.

As a percentage of total revenue, sales and marketing expense decreased by 2% to 2% in the year ended December 31, 2025 from 4% in the year ended December 31, 2024 due to the reduction of Otonomo sales and marketing costs and the implementation of operational efficiencies across the Company.

Operations and Support

Operations and support expense decreased by $3.7 million, or 27%, to $9.8 million in the year ended December 31, 2025 from $13.4 million in the year ended December 31, 2024. The decrease was primarily related to the continued migration of a portion of customer support representative resources from the United States to business process organizations located in Canada, Colombia and Jamaica, resulting in a cost reduction of $3.1 million, a reduction of employee-related costs of $0.7 million, offset by a slight increase in other costs of service of $0.1 million. There were 31 and 40 operations and support employees as of December 31, 2025 and 2024, respectively, and 179 and 189 customer support representative full-time employees as of December 31, 2025 and 2024, respectively.

As a percentage of total revenue, operations and support expense decreased by 1% to 8% in the year ended December 31, 2025 from 9% in the year ended December 31, 2024. The decrease was primarily driven by continued workforce and process optimization initiatives.

General and Administrative

General and administrative expense decreased by $4.1 million, or 19%, to $17.2 million in the year ended December 31, 2025 from $21.3 million in the year ended December 31, 2024. The decrease was primarily related to the reduction of $2.3 million in Otonomo related general and administrative expenses, a $0.8 million reduction in professional services expense, a reduction in sales tax of $0.8 million related to the one-time sale tax expense that resulted from a multi-year tax audit, a $0.6 million reduction in bad debt expense, a $0.5 million reduction in employee-related expenses associated with executive level restructuring, a $0.4 million reduction in rent expense, a $0.3 million reduction insurance costs, and a $0.3 million reduction in IT infrastructure costs. These expense reductions were offset by a $1.2 million increase in transaction related expenses, a $0.5 million increase in board fees and expenses, and a $0.2 million increase in service fees. There were 40 and 48 general and administrative employees as of December 31, 2025 and 2024, respectively.

As a percentage of total revenue, general and administrative expense decreased by 2% to 13% in the year ended December 31, 2025 from 15% in the year ended December 31, 2024. The decrease was primarily driven by the reduction of Otonomo general and administrative expenses, the decrease in merger related expenses, and the implementation of operational efficiencies across the Company.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million, or 8%, to $4.6 million in the year ended December 31, 2025 from $4.2 million in the year ended December 31, 2024. The increase was primarily due to amortization of capitalized software costs.

Other Income (Expense), net

Other expense, net decreased by $2.1 million, or 14%, to $13.4 million in the year ended December 31, 2025 from $15.6 million in the year ended December 31, 2024 due primarily to: a $3.3 million loss on the Divestiture in the prior year; a $1.4 million loss on debt extinguishment in the prior year; a $0.6 million decrease in interest expense; and $0.2 million in income from our equity investment in The Floow in the current year. These net expense decreases were offset by: a $1.0 million decrease in interest income; additional expense of $1.7 million resulting from changes in the fair values of derivative and purchase consideration liabilities; and $0.6 million in other expense related to foreign currency losses.

Income Tax Expense (Benefit)

Income tax benefit of $1.9 million for the year ended December 31, 2025 was due primarily to the prior year true-up of income tax for one subsidiary. Income tax expense of $1.2 million for the year ended December 31, 2024 was due primarily to interest earned by one subsidiary on an intercompany loan.

Liquidity and Capital Resources

Due to our history of recurring losses from operations, negative cash flows from operations, and our dependency on debt and equity financing to fund operating shortfalls, we believe that the current cash on hand may not be sufficient to fund operations beyond twelve months from the date of issuance of the consolidated financial statements, and management concluded that there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 “Organization” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, our independent registered public accounting firm has included an explanatory paragraph in their audit report for the year ended December 31, 2025 as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

As of December 31, 2025, we had a total of $5.3 million in liquid assets consisting of cash, cash equivalents and restricted cash. Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the issuance of preferred stock, borrowings under debt financing arrangements and credit facilities, and operating activities. As of December 31, 2025, our principal debt balance totaled $64.4 million with maturity dates through July 31, 2026.

In January 2025, we amended our Structural Loan Agreement and Second Lien Loan Agreement to extend the maturity dates thereunder to February 15, 2025 and March 17, 2025, respectively. In February 2025, we amended our Structural Loan Agreement and Second Lien Loan Agreement to extend the maturity dates thereunder to February 28, 2025 and March 31, 2025, respectively.

In February 2025, we entered into the MidCap Credit Agreement in an aggregate principal amount not to exceed the lesser of a $20.0 million commitment amount and the available borrowing base thereunder. The available revolving loans were used to fully repay the amount outstanding under the Structural Loan Agreement, and the remainder of the available revolving loans were used for working capital needs and for general corporate purposes.

In February 2025, we also entered into an eighth amendment to the Second Lien Loan Agreement (the “Eighth Amendment”), to, among other things, (i) permit our entry into the MidCap Credit Agreement, (ii) modify the interest rate to permit the Company to pay interest in kind for a specified period of time at a rate of 16.0% per annum, and thereafter, pay interest in cash at a rate of 13.0% per annum, subject to certain conditions, (iii) extend the maturity date thereunder from March 31, 2025 to July 31, 2026 and (iv) provide for the payment of an amendment fee in an amount of $2.6 million at the earlier of the maturity date of the loan or the date the loan is paid off.

In February 2025, we also entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, we issued 113,170 shares of common stock (the “Eighth Amendment Premium Shares”). We also agreed that unless all Obligations (as defined in the Second Lien Loan Agreement) were repaid in full prior to July 1, 2025, we would issue 112,038 shares of common stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. On July 1, 2025, because certain Obligations were still outstanding, we issued the Subsequent Eighth Amendment Premium Shares to the Investors.

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

On March 13, 2026, we also entered into an Amendment to the MidCap Amendment to, among other things, (i) temporarily reduce the Minimum Liquidity Amount (as defined in the MidCap Credit Agreement), from $5,000,000 to $2,000,000 until the earliest of (a) the consummation of the Merger, (b) the date of occurrence of any Event of Default (as defined in the MidCap Credit Agreement) and (c) July 31, 2026. The maturity date under the MidCap Credit Agreement is the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Second Lien Loan Agreement. Upon the effectiveness of the MidCap Amendment and the

Ninth Amendment, the MidCap Credit Agreement will mature on July 31, 2026. The MidCap Amendment also provides for a $250,000 amendment fee, payable in five equal installments.

On March 13, 2026, we also entered into the Ninth Amendment to, among other things, (i) temporarily reduce the Minimum Liquidity Amount from $5,000,000 to $2,000,000 until the earliest of (a) July 31, 2026, (b) the date on which the Merger Agreement is amended, terminated or otherwise modified in a manner materially adverse to the Company or the Second Lien Loan Lenders and (c) the date of occurrence of an Event of Default (as defined in the Second Lien Loan Agreement), (ii) extend the maturity date thereunder from July 31, 2026 to November 28, 2026 and (iii) provide for the payment of the Second Lien Amendment Fee. The Ninth Amendment also provides for the waiver of (a) any interest accruing on the Term Loans from March 31, 2026 until the date of repayment of the Term Loans, and (b) the Amendment Fee, subject to certain conditions.

In July 2025, we filed a prospectus supplement to the prospectus which forms a part of our effective shelf registration statement on Form S-3 (File No. 333-288523), dated July 11, 2025, which registers the offering, issuance, and sale of up to $4,025,821 of common stock pursuant to the ATM Program. Through December 31, 2025, we sold 775,903 shares of common stock pursuant to the ATM Program and received proceeds, net of commissions and expenses, of $2.9 million.

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

For additional detail, see Note 9 “Debt Arrangements” and Note 17 “Subsequent Events” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our credit facilities, long-term debt and operating leases. Our obligations under our credit facilities and long-term debt are described in Note 9 “Debt Arrangements” and for further information on our leases, see Note 15 “Leases” of the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Material Cash Requirements

Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our term loans, convertible notes, contingent purchase consideration and leases for our office locations. As of December 31, 2025, our principal contractual cash obligations consisted of the following:

	Next 12 Months	Beyond 12 Months	Total
	(in thousands)
Term loans - principal	$46,894	$—	$46,894
Term loans - fees	11,239	—	11,239
Revolving credit facility	13,288	—	13,288
Convertible notes - principal	4,257	—	4,257
Convertible notes - interest	2,186	—	2,186
Contingent purchase consideration	2,756	—	2,756
Operating lease obligations	24	—	24
	$80,644	$—	$80,644

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,363)	$(30,786)
Investing activities	(5,159)	24,700
Financing activities	3,632	(18,066)
Net decrease in cash, cash equivalents and restricted cash, excluding the impact of foreign currency exchange rate changes	$(8,890)	$(24,152)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $7.4 million primarily due to a net loss of $20.4 million, excluding the impact of non-cash income totaling $19.1 million; an increase in other assets of $0.2 million; a decrease in accounts payable of $0.4 million; a decrease in long-term liabilities of $7.8 million; a decrease in deferred revenue of less than $0.1 million; and a decrease in lease liabilities of $0.3 million. Sources of cash from operating activities resulted from a decrease in accounts receivable of $0.9 million; a decrease in prepaid expenses and other current assets of $0.3 million; and an increase in accrued expenses of $1.6 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $5.2 million due to $0.2 million in purchases of equipment and software and $5.0 million in investments in capitalized software.

Net cash provided by investing activities for the year ended December 31, 2024 was $24.7 million due to proceeds of $32.3 million from the sale of marketable securities, offset by $1.6 million in purchases of equipment and software, $5.4 million in investments in capitalized software, and divested cash of $0.6 million in connection with the Divestiture.

During 2026, we expect to capitalize software costs associated with internal development and Customer Partner implementations between $5.0 million and $6.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $3.6 million due to $10.0 million in payments on the Structural Capital term loan, $2.6 million in payments of deferred financing fees related to the Second Lien Loan Agreement and MidCap Credit Agreement, $120.4 million in proceeds and $107.1 million in payments under the MidCap Credit Agreement, and net proceeds of $2.9 million from the issuance of common stock in connection with the ATM Program.

Net cash used in financing activities for the year ended December 31, 2024 was $18.1 million due to $17.5 million in payments on the Structural Capital term loan and $0.6 million in payments of deferred financing fees related to the Structural Loan Agreement and Second Lien Loan Agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Principal Executive and Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Principal Executive and Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 because of our previously-identified material weaknesses that have not been remediated as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The previously identified material weaknesses are related to a lack of evidence of segregation of duties within the accounting and finance function and the design and maintenance of effective control over IT general controls for information systems and user privileges related to the applications relevant to the preparation of our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway with respect to the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive and Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting were designed to provide reasonable assurance of achieving their objectives. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages as of March 27, 2026, and certain other information for each of our executive officer and directors:

Name	Age	Position(s)
Executive Officer
Matthew Booth	56	Chief Executive Officer and Director

Non-Employee Directors
Gina Domanig (2)(3)	62	Director
Suzie Doran (1)	52	Director
James Micali (2)(3)	78	Chairman of the Board
Ryan Pollock (1)	52	Director
Alexandre Zyngier (1)	56	Director

(1)Member of audit committee

(2)Member of compensation committee

(3)Member of nominating and corporate governance committee

Executive Officer

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

Non-Employee Directors

Gina Domanig. Ms. Domanig has served on our board of directors since January 2020. She is currently the Managing Partner and CEO at Emerald Technology Ventures AG, a clean technology venture capital business that she founded in January 2000 (at that time, part of Sustainable Asset Management AG). Ms. Domanig was previously the Head of Mergers and Acquisitions at Sulzer AG, a Swiss industrial engineering and manufacturing firm, from 1990 to 2000. Ms. Domanig currently serves as a member of the board of directors of several privately-held, Emerald Technology Ventures portfolio companies, including Actnano Inc. and GeoDigital International Inc. Ms. Domanig also currently serves as a board member of Mobiliar Genossenschaft, a Swiss insurance company, and as Executive Co-Chair of Innovation at the World Energy Council. Ms. Domanig received her B.A. in Finance from Arizona State University and her MBA from the Thunderbird School of Global Management at Arizona State University and ESADE in Barcelona, Spain.

We believe that Ms. Domanig is qualified to serve on our board of directors due to her extensive experience in the industrial sector and her experience with investments in technology companies.

Suzie Doran. Ms. Doran has served on our board of directors since September 2023. She is a partner at SingerLewak, an accounting firm, where she has served since 2008. Prior to joining SingerLewak, Ms. Doran was a senior manager at Grant Thornton, LLP from 2004 to 2008, and previously worked at PwC from 1997 to 2004. Ms. Doran currently serves as the governance chair of the board of directors of PrimeGlobal and is the incoming chair of the board of directors of ACG Global. Ms. Doran received a B.A. in English and Economics with an emphasis in accounting from the University of California at Santa Barbara.

We believe that Ms. Doran is qualified to serve as a member of our board of directors based on her strong background in accounting and corporate finance and extensive experience advising public and private companies and boards, including working directly with audit committees in her capacity as an audit partner.

James Micali. Mr. Micali has served on our board of directors since October 2017. He has been the Principal of Micali Advisory Services since October 2008. Mr. Micali has also been a member and limited partner of Azalea Fund III since 2008 and Azalea Fund IV since 2014, each of private equity firm Azalea Capital LLC. He served as Chairman and President of Michelin North America, Inc. from 1996 until his retirement in 2008. Following his retirement, Mr. Micali stayed on as a consultant to Michelin through 2009. From 1977 through 1996 he served in several positions at Michelin North America, Inc., including General Counsel and Executive Vice President of Legal and Finance. Since 2011, Mr. Micali has served as Chair and a member of the board of directors of GVD Corporation, a privately held company in the chemical and semiconductor chip industry. Mr. Micali previously served as a member of the board of directors of American Tire Distributors, Inc., a privately held company in the automotive parts and supplies industry, from 2018 through May 2025. He previously served as a member of the board of directors of Sonoco Products Company, a packing solutions company, from 2003 through June 2022, including service on Sonoco Products Company’s audit committee and nominating and governance committee. Previously, he served on the board of directors of SCANA Corporation, Lafarge North America and Ritchie Bros. Auctioneers. Mr. Micali also previously served as a director of the South Carolina Ports Authority and chair of the South Carolina Chamber of Commerce. Mr. Micali received his B.A. from Lake Forest College and his J.D. from Boston College Law School.

We believe that Mr. Micali is qualified to serve as a member of our board of directors based on his extensive leadership experience in the automotive industry and corporate governance experience as a director of both privately-held and public companies.

Ryan Pollock. Mr. Pollock has served on our board of directors since November 2019. Mr. Pollock has been the Founder and Managing Partner of Unifi Ventures, LLC, a venture capital firm, since January 2025. He has also served as Managing Partner at Iron Gate Capital, LLC, a venture capital and private equity firm, since March 2013. Prior to joining Iron Gate Capital, LLC, Mr. Pollock was a managing director at Meritage Funds, a venture capital and private equity firm, from 2004 to 2013 and held several management positions at Investec Asset Management, a global investment company, from 1995 to 2002. Mr. Pollock currently serves as a member of the board of directors of several privately-held companies, including Liqid, Inc., RemoteLock, and HZO. He previously served as a member of the board of directors of Nogin, as well as Acustream, Integrated, Kapost and Central Logic. Mr. Pollock received his B.B.S. in Finance from the University of Cape Town in South Africa, a Diploma in Social Studies in International Economics, Politics and Philosophy from Oxford University and his MBA with a specialization in Venture Capital from the University of Texas at Austin.

We believe that Mr. Pollock is qualified to serve as a member of our board of directors based on his leadership experience, particularly in growth-stage companies.

Alexandre Zyngier. Mr. Zyngier has served on our board of directors since January 2025. Mr. Zyngier has served as the Managing Director and Founder of Batuta Capital Advisors LLC, a private investment and advisory firm, since 2013. He currently serves as a member of the board of directors of Beyond Meat Inc., a producer of plant based meat alternatives, Unifin Financiera SAB de CV, a Mexican finance company, Nu Ride Inc., a reorganized company pursuing certain caused of action and potential combinations or acquisitions, Slam Corp, a special purpose acquisition company, COFINA Puerto Rico, the taxing authority of Puerto Rico, Atari SA, a video game company, and certain other private entities. Mr. Zyngier previously served on the board of directors of Lazyday Holdings Inc., a recreational vehicle (RV) dealership group, Slam Corp, a special purpose acquisition company, Arrival SA, an electric vehicle manufacturer, Appvion Holding Corp, a private paper and packaging company, GT Advanced Technologies Inc., a private advanced materials company, Torchlight Energy Resources Inc., a public exploration and production company, Eileen Fisher Inc., a private retail company, AudioEye, Inc, a public software company, and certain other public and private companies. Mr. Zyngier received his MBA in Finance and Accounting from the University of Chicago.

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

Composition of the Board

Our board of directors currently consists of six directors, five of whom are independent under the listing standards of the OTCQB. Our board of directors is designated into three classes designated as Class I, Class II and Class III, each with a staggered three-year term. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. Our directors are divided among the three classes as follows:

•
The Class I directors are Gina Domanig and Ryan Pollock, and their terms will expire at the annual meeting of stockholders to be held in 2027;
•
The Class II directors are Suzie Doran and James Micali, and their terms will expire at the annual meeting of stockholders to be held in 2028; and
•
The Class III directors are Matthew Booth and Alexandre Zyngier, and their terms will expire at the annual meeting of stockholders to be held in 2026.

Director Independence

Our common stock is listed on the OTCQB but we adhere to the definition of independence prescribed by Nasdaq. Under Nasdaq rules, a company is required to maintain a board composed of a majority of independent directors as determined affirmatively by its board. Further, pursuant to Nasdaq rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a company’s audit, compensation, and nominating and corporate governance committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act. There are additional Nasdaq rules applicable to audit committee and compensation committee members, as discussed further below.

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning their background, employment, and affiliations, our board of directors has determined that Mses. Domanig and Doran and Messrs. Micali, Pollock and Zyngier, representing five of our six directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under Nasdaq rules. Mr. Booth is not considered to be an independent director under Nasdaq rules because of his position as our Chief Executive Officer and therefore has a material relationship with us.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in "Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

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

Audit Committee

The current members of our audit committee are Ms. Doran and Messrs. Zyngier and Pollock. Ms. Doran is the chairperson of our audit committee. While we are not currently subject to the Nasdaq rules regarding the composition of our audit committee, our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and Nasdaq, and also meets the financial literacy requirements of Nasdaq rules. Our board of directors has determined that Ms. Doran is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K. Our audit committee is responsible for, among other things:

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

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq. A copy of the charter of our audit committee is available on our website at investors.geturgently.com. During 2025, our audit committee held two meetings.

Compensation Committee

The current members of our compensation committee are Ms. Domanig and Mr. Micali. Ms. Domanig is the chairperson of our compensation committee. While we are not currently subject to the Nasdaq rules regarding the composition of our compensation committee, our board of directors has determined that each member of the compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and Nasdaq. Each member of the compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act (“Rule 16b-3”). Our compensation committee is responsible for, among other things:

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

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq. A copy of the charter of our compensation committee is available on our website at investors.geturgently.com. During 2025, our compensation committee held five meetings.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Ms. Domanig and Mr. Micali. Mr. Micali is the chairperson of our nominating and corporate governance committee. Our board of directors has determined that each of the members of the nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under Nasdaq rules. Our nominating and corporate governance committee is responsible for, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the Nasdaq rules. A copy of the charter of our nominating and corporate governance committee is available on our website at investors.geturgently.com. During 2025, our nominating and corporate governance committee held three meetings.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other disposition of our securities by our directors, officers, employees and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq rules. In addition, with regard to the Company's trading of its own securities, it is our policy to comply with federal securities laws and applicable exchange listing requirements. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Practices with Regard to Timing of Equity Awards

Our board of directors and our compensation committee do not take material nonpublic information into account when determining the timing and terms of equity grants. We do not have a policy or practice to time stock options based on the release of material non-public information. We did not grant stock options or stock appreciation rights to any of our named executive officers in 2025.

Corporate Governance Guidelines and Code of Conduct

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of conduct are available on our website at investors.geturgently.com. We will post amendments to our code of conduct or any waivers of our code of conduct for directors and executive officers on the same website.

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

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies. During the fiscal year ended December 31, 2025, our compensation committee, on behalf of our board of directors, retained Pearl Meyer to provide it with market information, analysis, and other advice relating to executive and director compensation on an ongoing basis. Pearl Meyer does not provide any non-compensation related services to us.

Our named executive officers, consisting of our principal executive officer and two former executive officers, as of December 31, 2025, were:

•
Matthew Booth, our Chief Executive Officer and Director;
•
Timothy Huffmyer, our former Chief Financial Officer; and
•
Michael H. Port, our former Chief Financial Officer.

Mr. Huffmyer served as our Chief Financial Officer during fiscal 2025 until June 6, 2025, and Mr. Port served as our Chief Financial Officer from June 6, 2025 until August 5, 2025. Given each of Mr. Huffmyer’s and Mr. Port’s service as an executive officer for a portion of fiscal 2025, Mr. Huffmyer and Mr. Port are included as named executive officers for the purposes of this Proxy Statement in compliance with applicable disclosure requirements; however, any references to “named executive officers” that relate to events, actions, decisions, or other matters that occurred before or after Mr. Huffmyer’s or Mr. Port’s service as our Chief Financial Officer should be read to exclude Mr. Huffmyer or Mr. Port, as applicable, unless specifically noted.

Summary Compensation Table

The following table sets forth information regarding the compensation reportable for our named executive officers for the years ended December 31, 2025 and 2024, as determined under SEC rules:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Matthew Booth Chief Executive Officer	2025	501,923	126,090	350,000	10,407	988,420
	2024	503,846	108,623	-	464	612,934
Timothy Huffmyer Former Chief Financial Officer	2025	173,846	-	-	19,498(2)	193,345
	2024	403,077	85,755	-	14,048	502,880
Michael H. Port Former Chief Financial Officer	2025	65,769	23,350	-	52,549(3)	141,668
	2024	-	-	-	-	-

(1)The amount reported represents the aggregate grant-date fair value of the RSUs awarded to the named executive officer in 2025, calculated in accordance with ASC 718. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(2) Includes $12,000 in post-employment consulting fees paid to Mr. Huffmyer.

(3) Includes a payment of $50,000 in connection with Mr. Port’s termination of employment pursuant to the terms of his Promotion Letter Agreement (as described below).

Outstanding Equity Awards at Fiscal 2025 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(2)
Matthew Booth	4/2/2019	92(3)	-	$1,015.20	4/1/2029	-	-
	2/5/2020	199(3)	-	$1,069.20	2/4/2030	-	-
	12/15/2020	254(3)	-	$1,490.40	12/14/2030	-	-
	10/19/2023	-	-	-	-	3,616(4)	10,558.72
	11/17/2023	-	-	-	-	6,250(5)	18,250.00
	11/7/2024	-	-	-	-	11,874(6)	34,672.08
	6/6/2025	-	-	-	-	27,000(7)	78,840.00

(1) The options were granted pursuant to our 2013 Equity Incentive Plan.

(2) The market value of RSUs granted under our 2023 Plan is based on the closing price of our common stock on December 31, 2025 of $2.92.

(3) Shares subject to the option are fully vested and immediately exercisable.

(4) The remaining RSUs vested on February 20, 2026.

(5) The remaining RSUs vest in two equal annual installments beginning on October 19, 2026.

(6) The RSUs vest in three equal annual installments beginning on November 7, 2026.

(7) The RSUs vest in four equal installments beginning on June 6, 2026.

Executive Employment Arrangements

Matthew Booth

We have entered into an amended and restated executive employment agreement dated January 27, 2025 (the “Booth Employment Agreement”) with Mr. Booth, which amended and restated his prior employment agreement to modify his change in control and severance benefits to reflect the terms described below. The Booth Employment Agreement has no specific term and provides that Mr. Booth is an at-will employee. Mr. Booth is eligible for an annual base salary of $500,000 and a target annual bonus opportunity of up to $350,000. The Booth Employment Agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

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

Timothy Huffmyer

Mr. Huffmyer served as our Chief Financial Officer until June 6, 2025, when his employment terminated. In connection with his termination of employment, we entered into an Advisor Agreement (the “Advisor Agreement”) with Mr. Huffmyer effective June 6, 2025, pursuant to which Mr. Huffmyer would continue to provide certain transitional services to us. For so long as it remains in effect, Mr. Huffmyer will receive $250.00 per hour for up to four hours per week during this period as compensation for his services.

Michael H. Port

Mr. Port served as our Chief Financial Officer from June 6, 2025 until August 5, 2025. In connection with his appointment as our Chief Financial Officer, we entered into a promotion letter agreement with Mr. Port dated May 27, 2025 (the “Promotion Letter”). The Promotion Letter provided that Mr. Port would receive: (i) an initial annual base salary of $300,000, (ii) an annual target bonus of up to 30% of his base salary, prorated for 2025, (iii) a one-time bonus of $50,000, to be paid on February 1, 2026, subject to Mr. Port’s continued service through February 1, 2026, and (iv) restricted stock units under the 2023 Equity Incentive Plan covering 5,000 shares of our common stock (the “RSUs”) scheduled to vest on February 1, 2026. The Promotion Letter further provided that, in the event that Mr. Port’s employment was terminated involuntarily without “cause” (as defined in the Promotion Letter) prior to February 1, 2026, the one-time bonus would be accelerated and paid to Mr. Port in full within 30 days of his final day of employment (the “Severance Benefits”), and the RSUs would accelerate vesting effective as of his final day of employment, subject to Mr. Port’s execution of the Company’s standard form of severance agreement and release of claims. In connection with his termination of employment effective August 5, 2025, we entered into a separation agreement and release with Mr. Port dated August 9, 2025 (the “Separation Agreement”). The Separation Agreement provided for consideration to Mr. Port in the form of the Severance Benefits and included a release of claims in our favor and other customary terms.

Non-Equity Incentive Compensation

Our named executive officers were eligible for non-equity incentive compensation in accordance with our 2025 bonus program. In January 2025, our Board of Directors approved a payment for Mr. Booth in the amount of $350,000 under our 2025 bonus program.

Restricted Stock Unit Awards

In June 2025, Mr. Booth received an award of restricted stock units granted under our 2023 Equity Incentive Plan (the “2023 Plan”). The vesting terms of the awards are set forth in the “Outstanding Equity Awards at Fiscal 2025 Year-End” table above.

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

Director Compensation for Fiscal Year 2025

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee directors for their service on our board of directors, for the fiscal year ended December 31, 2025 pursuant to the terms of the Director Compensation Policy (as defined below) in effect for the fiscal year ended December 31, 2025. Directors who are also our employees receive no additional compensation for their service as directors. During 2025, Mr. Booth was an employee and executive officer and therefore, did not receive compensation as a director. See “Item 11. Executive Compensation” of this Annual Report on Form 10-K for additional information regarding Mr. Booth’s compensation.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)(1)	Total ($)
Gina Domanig	67,000	-	67,000
Suzie Doran	70,000	-	70,000
Andrew Geisse (2)	56,000	-	56,000
James Micali	96,959	-	96,959
Ryan Pollock	68,459	-	68,459
Benjamin Volkow (3)	45,000	-	45,000
Alexandre Zyngier (4)	71,918	9,363	81,281

(1) The amounts reported represent the aggregate grant date fair value of the RSUs calculated in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for the RSUs and do not necessarily correspond to the actual value that may be recognized by each director. For a discussion of how we calculate stock-based compensation expense, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2) Mr. Geisse’s term expired upon the commencement of our 2025 annual meeting on January 28, 2026.

(3) Mr. Volkow resigned from our board of directors effective September 30, 2025.

(4) Mr. Zyngier was appointed to serve on our board of directors effective January 23, 2025.

Outside Director Compensation

Our board of directors adopted an outside director compensation policy (the “Director Compensation Policy”) for our outside directors that became effective as of October 19, 2023, and was subsequently amended on January 23, 2025 (the “A&R Effective Date”) to set the number of shares subject to Initial Awards and Annual Awards (each, as defined below) to be a fixed number of shares, and was further amended on January 12, 2026, as described below. The Director Compensation Policy was developed and amended with input from Pearl Meyer regarding practices and compensation levels at comparable companies. The Director Compensation Policy was designed to attract, retain, and reward outside directors.

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

Each outside director who serves as the chair of a committee will receive only the annual cash fee as the chair of the committee, and not the additional annual cash fee as a member of the committee. All cash payments to outside directors are paid quarterly in arrears on a pro-rated basis, until January 12, 2026, at which time our Board of Directors approved payments monthly in arrears on a pro-rated basis. Additionally, on January 12, 2026, our board of directors approved the payment of $5,000 per month for service as the chair of our Transaction Committee.

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

For purposes of an Initial Award and an Annual Award, “Value” means the 30 trading day volume weighted average stock price for the 30 trading days prior to the applicable grant date.

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

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2025:

Name	Grant Date	Number of Shares Underlying Outstanding Stock Awards(1)	Number of Shares Underlying Outstanding Stock Options
Gina Domanig	10/19/2023	393	-
Suzie Doran	10/19/2023	393	-
Andrew Geisse(2)	10/19/2023	393	-
James Micali	10/19/2023	393	-
Ryan Pollock	10/19/2023	393	-
Benjamin Volkow(3)	10/19/2023	393	-
Alexandre Zyngier(4)	1/23/2025	1,666	-

(1) Equity awards granted pursuant to our 2023 Plan.

(2) Mr. Geisse had served as a member of our board of directors since 2023 and his term ended upon the commencement of the 2025 annual meeting on January 28, 2026.

(3) Mr. Volkow resigned from our board of directors effective September 30, 2025.

(4) Mr. Zyngier was appointed to serve on our board of directors effective January 23, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 16, 2026 by:

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

We have based our calculation of the percentage of beneficial ownership on 2,196,934 shares of our common stock outstanding as of March 16, 2026. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 16, 2026 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 16, 2026, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o Urgent.ly Inc., 44927 George Washington Blvd, Suite 265, Office 209, Ashburn, VA 20147. The information provided in the table is based on our records and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Matthew Booth(1)	14,263	*
Timothy Huffmyer(2)	2,350	*
Michael H. Port(3)	-	*
Gina Domanig(4)	7,229	*
Suzie Doran(5)	7,229	*
James Micali(6)	7,229	*
Ryan Pollock(7)	7,885	*
Alexandre Zyngier(8)	556	*
All directors and executive officers as a group (7 persons)(9)	44,391	2.0%
Greater than 5% Stockholders:
Entities Affiliated with Beryl Capital Management LLC(10)	200,000	9.1%

* Represents less than 1%.

(1) Consists of (i) 13,718 shares held of record by Mr. Booth, and (ii) 545 shares issuable upon option exercise within 60 days of March 16, 2026.

(2) Consists of 2,350 shares held of record by Mr. Huffmyer. Mr. Huffmyer served as Urgently’s Chief Financial Officer until June 6, 2025.

(3) Mr. Port served as Urgently’s Chief Financial Officer until August 5, 2025.

(4) Consists of 7,229 shares held of record by Ms. Domanig.

(5) Consists of 7,229 shares held of record by Ms. Doran.

(6) Consists of 7,229 shares held of record by Mr. Micali.

(7) Consists of 7,885 shares held of record by Mr. Pollock. The address for Mr. Pollock is 842 W. South Boulder Road, Suite 200, Louisville, Colorado 80027.

(8) Consists of 556 shares held of record by Mr. Zyngier.

(9) Consists of (i) 43,846 shares beneficially owned by our current executive officers and directors and (ii) 545 shares issuable upon option exercise within 60 days of March 16, 2026.

(10) Based on information provided in a Schedule 13G filed with the SEC on March 23, 2026. Represents shares held by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP (as to 147,909 shares), and David A. Witkin, each of which may be deemed to have shared voting and shared dispositive power, and as to which each filer disclaims beneficial ownership except to the extent of their respective pecuniary interest therein. The address of the filers is 225 Avenue I, Suite 205, Redondo Beach, California 90277.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	155,635(2)	$1,191.73(3)	24,344(4)
Total

(1) Includes the 2023 Plan and the 2023 Employee Stock Purchase Plan (the “ESPP”).
(2) Includes 155,635 shares subject to options and RSUs that were outstanding as of December 31, 2025 that were issued under the 2023 Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of each transaction since January 1, 2024, and each currently proposed transaction, in which:

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services billed to us by CohnReznick LLP (“CohnReznick”) for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$656,015	$592,387
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$656,015	$592,387

(1)“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and services performed in connection with registration statements or other regulatory filings with the SEC, including consents. During the years ended December 31, 2025 and 2024, $157,500 and $157,803, respectively, of audit fees were billed in connection with the reviews of quarterly condensed consolidated financial statements.

Auditor Independence

In our fiscal years ended December 31, 2025 and 2024, there were no other professional services provided by CohnReznick, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of CohnReznick.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by CohnReznick for our fiscal years ended December 31, 2025 and 2024 were approved by our audit committee.

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

2.2

Agreement and Plan of Merger, dated as of March 13, 2026, by and among the Company, Parent and Purchaser (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on March 16, 2026).

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

3.4

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

10.1

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

10.3#

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

10.5#

Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Matthew Booth (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2025).

10.6#

Second Amended and Restated Executive Employment Agreement, dated as of January 27, 2025, between Urgent.ly Inc. and Timothy Huffmyer (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed (File No. 001-41841) with the SEC on January 27, 2025).

10.7#

Advisor Agreement, dated June 6, 2025, by and between Urgent.ly Inc. and Timothy C. Huffmyer (incorporated by reference from Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on August 13, 2025).

10.8#

Promotion Letter, dated May 27, 2025, by and between Urgent.ly Inc. and Michael H. Port (incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-41841) filed with the SEC on August 13, 2025).

10.9#*	Separation and Release, dated August 9, 2025, by and between Urgent.ly Inc. and Michael H. Port.
10.11#

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

10.16#	Urgent.ly Inc. Outside Director Compensation Policy (incorporated by reference from Exhibit 10.14 to registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 14, 2025).
10.17†

Fourth Amendment to Loan and Security Agreement, dated as of January 19, 2024, by and among Urgent.ly, Inc., the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.17 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 29, 2024).

10.18

Fifth Amendment to Loan and Security Agreement, dated as of December 31, 2024, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.18 to registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 14, 2025).

10.19

Sixth Amendment to Loan and Security Agreement, dated as of January 31, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.20 to registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 14, 2025).

10.20

Seventh Amendment to Loan and Security Agreement, dated as of February 14, 2025, by and among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.22 to registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

10.21

Credit, Security and Guaranty Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. (File No. 001-41841) filed with the SEC on February 26, 2025).

10.22

Eighth Amendment to Loan and Security Agreement, dated as of February 26, 2025, among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on February 26, 2025).

10.23

Ninth Amendment to Loan and Security Agreement, dated as of March 13, 2026, among Urgent.ly, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative and collateral agent (incorporated by reference from Exhibit 2.3 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on March 16, 2026).

10.24

Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of March 13, 2026, by and among Urgent.ly Inc., certain subsidiaries of Urgent.ly Inc., MidCap Funding IV Trust, as agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 2.2 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on March 16, 2026).

10.25

Registration Rights Agreement, dated as of February 26, 2025, by and among Urgent.ly Inc. and the investors party thereto (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-41841) filed with the SEC on February 26, 2025).

19.1	Urgent.ly Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 14, 2025).
21.1	Subsidiaries of Urgent.ly Inc (incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 14, 2025).
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm for Urgent.ly Inc.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*

Certification of Principal Executive and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Urgent.ly Inc. Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the registrant’s Annual Report on Form 10-K (File No. 001-41841) filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

URGENT.LY INC.

Date: March 27, 2026	By:	/s/ Matthew Booth
Matthew Booth
Chief Executive Officer
(Principal Executive and Financial Officer)

Date: March 27, 2026	By:	/s/ Andrea Makkai
Andrea Makkai
VP, Finance & Accounting
(Principal Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned, whose signature appears below, hereby constitutes and appoints Matthew Booth his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this Annual Report on Form 10-K or any amendments hereto in the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Booth	Chief Executive Officer and Director	March 27, 2026
Matthew Booth	(Principal Executive and Financial Officer)

/s/ Andrea Makkai	VP, Finance & Accounting	March 27, 2026
Andrea Makkai	(Principal Accounting Officer)

/s/ Gina Domanig	Director	March 27, 2026
Gina Domanig

/s/ Suzie Doran	Director	March 27, 2026
Suzie Doran

/s/ James M. Micali	Director	March 27, 2026
James M. Micali

/s/ Ryan Pollock	Director	March 27, 2026
Ryan Pollock

/s/ Alexandre Zyngier	Director	March 27, 2026
Alexandre Zyngier

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Urgent.ly Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urgent.ly Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Urgent.ly Inc. as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ CohnReznick LLP

Tysons, Virginia

March 27, 2026

URGENT.LY INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,164	$14,054
Restricted cash	125	125
Accounts receivable, net of allowance for expected losses of $747 at December 31, 2025 and 2024	21,900	22,890
Prepaid expenses and other current assets	3,383	3,687
Total current assets	30,572	40,756
Right-of-use assets	—	810
Property and equipment, net of accumulated depreciation of $584 and $405 at December 31, 2025 and 2024, respectively	1,269	1,577
Capitalized software costs, net of accumulated amortization of $3,391 and $810 at December 31, 2025 and 2024, respectively	7,061	4,637
Intangible assets, net of accumulated amortization of $3,568 and $2,008 at December 31, 2025 and 2024, respectively	2,836	4,396
Other non-current assets	1,915	1,895
Total assets	$43,653	$54,071
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,512	$2,900
Accrued expenses	24,189	19,838
Deferred revenue	94	153
Current lease liabilities	—	446
Revolving credit facility, net	12,721	—
Current portion of long-term debt, net	50,585	14,257
Total current liabilities	90,101	37,594
Long-term lease liabilities	—	466
Long-term debt, net	—	39,883
Other long-term liabilities	—	7,798
Total liabilities	90,101	85,741
Stockholders’ deficit:
Common stock, par value $0.001; 500,000,000 shares authorized, 2,190,945 and 1,124,951 issued and outstanding at December 31, 2025 and 2024, respectively	2	1
Additional paid-in capital	172,773	167,125
Accumulated deficit	(219,223)	(198,796)
Total stockholders’ deficit	(46,448)	(31,670)
Total liabilities and stockholders’ deficit	$43,653	$54,071

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$129,194	$142,905
Cost of revenue (excluding depreciation and amortization)	96,418	111,346
Gross profit	32,776	31,559
Operating expenses:
Research and development	7,210	13,932
Sales and marketing	2,917	5,870
Operations and support	9,750	13,436
General and administrative	17,203	21,288
Depreciation and amortization	4,569	4,227
Total operating expenses	41,649	58,753
Operating loss	(8,873)	(27,194)
Other income (expense), net:
Interest expense	(13,605)	(14,232)
Interest income	17	1,045
Change in fair value of derivative liability	(209)	—
Change in fair value of contingent purchase consideration	169	1,692
Loss on debt extinguishment	—	(1,405)
Loss on divestiture	—	(3,290)
Income from equity method investment	205	—
Other income (expense), net	(16)	604
Total other expense, net	(13,439)	(15,586)
Loss before income taxes	(22,312)	(42,780)
Income tax expense (benefit)	(1,885)	1,247
Net loss attributable to common stockholders	(20,427)	(44,027)
Other comprehensive income (loss):
Foreign currency translations adjustments	—	630
Unrealized losses on marketable securities	—	(70)
Other comprehensive income	—	560
Comprehensive loss	$(20,427)	$(43,467)

Loss per share attributable to common stockholders:
Basic and diluted	$(13.69)	$(39.36)

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2023	1,109,321	$1	$164,932	$(154,769)	$(560)	$9,604
Vesting of stock-based awards, net of shares withheld for taxes	15,630	—	(166)	—	—	(166)
Common shares issued in connection with the Otonomo merger	—	—	—	—	—	—
Conversion of convertible notes and warrants to common shares in connection with the Otonomo merger	—	—	—	—	—	—
Issuance of common stock for services	—	—	2,359	—	—	2,359
Stock-based compensation expense	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(44,027)	560	(43,467)
Balance, December 31, 2024	1,124,951	$1	$167,125	$(198,796)	$—	$(31,670)
Vesting of stock-based awards, net of shares withheld for taxes	64,883	—	(54)	—	—	(54)
Issuance of common stock in connection with Highbridge loan amendment	225,208	—	1,287	—	—	1,287
Issuance of common stock in connection with ATM offering, net	775,903	1	2,911	—	—	2,912
Stock-based compensation expense	—	—	1,504	—	—	1,504
Net loss	—	—	—	(20,427)	—	(20,427)
Balance, December 31, 2025	2,190,945	$2	$172,773	$(219,223)	$—	$(46,448)

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,427)	$(44,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,569	4,227
Amortization of right-of-use assets	287	609
Amortization of contract costs to obtain	65	87
Amortization of contract costs to fulfill	335	168
Amortization of deferred financing fees	1,944	673
Stock-based compensation	1,504	2,359
Bad debt expense	92	735
Gain on derecognition of right-of-use asset and lease liabilities	(96)	—
Foreign currency loss (gain)	27	(52)
Investments interest receivable, amortization and accretion	(27)	(950)
Loss on debt extinguishment	—	1,405
Loss on divestiture	—	3,290
Loss on disposal of property, equipment and software	34	191
Change in fair value of derivative liability and contingent consideration	40	(1,692)
Noncash interest expense	3,605	6,276
Paid-in-kind interest capitalized	6,894	—
Income from equity method investment	(205)	—
Changes in operating assets and liabilities:
Accounts receivable	898	9,212
Prepaid expenses and other current assets	262	(776)
Other assets	(215)	(167)
Accounts payable	(390)	(1,402)
Accrued expenses	1,591	(5,477)
Deferred revenue	(59)	(90)
Lease liabilities	(293)	(825)
Long-term liabilities	(7,798)	(4,560)
Net cash used in operating activities	(7,363)	(30,786)
Cash flows from investing activities:
Purchases of property, equipment and software	(154)	(1,578)
Investment in capitalized software	(5,005)	(5,447)
Proceeds from sale of marketable securities	—	32,305
Divested cash	—	(580)
Net cash provided by (used in) investing activities	(5,159)	24,700
Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(17,500)
Payments of deferred financing fees	(2,569)	(566)
Proceeds from revolving credit facility	120,388	—
Payments on revolving credit facility	(107,099)	—
Proceeds from issuance of common stock, net	2,912	—
Net cash provided by (used in) financing activities	3,632	(18,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	75
Net decrease in cash, cash equivalents and restricted cash	(8,890)	(24,077)
Cash, cash equivalents and restricted cash, beginning of year	14,179	38,256
Cash, cash equivalents and restricted cash, end of year	$5,289	$14,179

URGENT.LY INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159	$7,172
Cash paid for income taxes	$9	$560

Supplemental noncash investing and financing activities:
Issuance of common stock in connection with term loan amendment	$1,287	$—

The accompanying notes are an integral part of these consolidated financial statements.

URGENT.LY INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Urgent.ly Inc. (collectively along with other wholly-owned subsidiaries, “Urgent.ly” or the “Company”) was incorporated in the State of Delaware in May 2013. Urgent.ly is a leading connected mobility assistance software platform that matches vehicle owners and operators with service professionals who deliver traditional roadside assistance, proactive maintenance and repair services. The Company is headquartered in Ashburn, Virginia.

Effective March 17, 2025, the Company amended its Certificate of Incorporation to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of its common stock (“Common Stock”). The Company has adjusted all periods presented for the effects of the stock split.

Liquidity Risk and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

The Company has a history of recurring operating losses and has required debt and equity financing to finance its operations. The Company reported an accumulated deficit of $219,223 as of December 31, 2025 and an operating loss of $8,873 for the year ended December 31, 2025. At December 31, 2025, the Company had a principal debt balance of $64,439 which matures in 2026 and liquid assets consisting of cash, cash equivalents and restricted cash totaling $5,289. Combined with the Company’s history of operating losses, this raises substantial doubt about the Company’s ability to continue as a going concern.

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

In the event the Company is unable to refinance its current debt and improve its operating results during the next twelve months from the date of issuance of the consolidated financial statements, the Company may not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. The consolidated financial statements do not include any adjustments of the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds, and U.S. government agency securities. The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of operations and comprehensive loss until realized. Realized gains and losses on sales of marketable securities are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in other income (expense), net.

For any available-for-sale debt securities, if the Company does not intend to sell and it is not more likely than not that they will be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, the Company will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to other income (expense), net on the Company’s consolidated statements of operations and comprehensive loss.

Accounts Receivable

Accounts receivable result from service performed for which payment has yet to be received and include amounts invoiced and accrued amounts to be invoiced. Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. The Company records an allowance for expected losses based on historical experience and management’s expectation for future expected losses. The Company may consider an account past due when payment has not been received under the terms of the contract. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable and appropriate under the circumstances. As of December 31, 2025 and 2024, the allowance for expected losses is $747. The balance of accounts receivable at January 1, 2024 amounted to $33,905, net of an allowance for expected losses of $27.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment charges on long-lived assets were recognized during the years ended December 31, 2025 and 2024.

Capitalized Software

The Company incurs costs to develop, modify, or implement software for internal use as it delivers on significant contracts for which its product offering has expanded. The Company’s objective is to enhance the functionality of the platform to accommodate multiple client applications and interfaces across different customer systems with varying degrees of complexity. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalized costs are amortized over the estimated useful asset life of three years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. Amortization expense was $2,581 and $810 for the years ended December 31, 2025 and 2024, respectively.

Intangible Assets

Acquired intangible assets consist primarily of technology acquired through the Otonomo merger and two domain names. Acquired Otonomo technology is amortized on a straight-line basis over the estimated useful life of the asset of 4 years. The domain names are deemed to have an indefinite life and are measured for impairment annually. The Company reviews the carrying value of long-lived assets for impairment when events or changes in business circumstances indicate the carrying value may not be recoverable. An impairment loss is recognized when an asset’s carrying value exceeds its fair value as calculated using a discounted future cash flow analysis. During the years ended December 31, 2025 and 2024, no impairment loss was recognized in the accompanying consolidated financial statements.

Deferred Financing Fees

Fees paid in connection with the Company’s debt arrangements are amortized using the effective interest method over the life of the related debt. During the years ended December 31, 2025 and 2024, the Company incurred and capitalized financing fees of $2,569 and $566, respectively, in connection with term loan amendments and the revolving credit facility (see Note 9). Amortization of deferred financing fees totaled $1,944 and $673 during the years ended December 31, 2025 and 2024, respectively, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different. The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. During the years ended December 31, 2025 and 2024, the Company amended its term loans (see Note 9).

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

The Company’s primary tax jurisdiction is in the United States. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing.

Accounting for Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities and measures them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability in cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments will generally be reported in other comprehensive loss and the ineffective portion, if any, will be reported in net loss. Such amounts recorded in accumulated other comprehensive loss will be reclassified into net loss when the forecasted transaction affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with changes in the fair value of the hedged asset, liability, or firm commitment attributable to the hedged risk.

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

Sales and Marketing

Sales and marketing expenses primarily consist of compensation expenses, including equity-based compensation, in support of new business capture, Partner management and marketing such as commissions, salaries, and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of the Company’s services, Partner advocacy management and brand-building. Advertising costs are expensed as incurred and totaled $133 and $170 for the years ended December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, 56% and 49%, respectively, of revenue was earned from two customers, respectively. At December 31, 2025 and 2024, 70% and 71% of accounts receivable was due from four customers, respectively.

Foreign Currency Translation Adjustments and Transaction Gains (Losses)

The reporting currency of the Company and its subsidiaries is the U.S. dollar, and the functional currency of the Company’s Canadian subsidiary is the U.S. dollar. Transactions denominated in foreign currencies other than a subsidiary’s functional currency are recorded at the rates of exchange prevailing at the time of the transaction. Exchange differences arising upon settlement of a transaction are reported as gains or losses and are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The functional currency of the Company’s former United Kingdom subsidiary (see Note 3) is the British Pound. Accordingly, the translation to U.S. dollars was based on the balance sheet date exchange rates for assets and liabilities, historical rates of exchange for equity, and average exchange rates in the period for revenues and expenses. The effects of foreign currency translation adjustments are included in stockholders’ deficit as a component of accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

Segment Reporting

The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment: Mobility Assistance Services. The Mobility Assistance Services segment includes all products, services and software used to generate revenue under the Company’s commercial agreements. The CODM uses consolidated net loss and operating loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes departmental expenses (cost of revenue, research and development, sales and marketing, operations and support, and general and administrative) at the consolidated level to manage the Company’s operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. The Company adopted this standard in fiscal year 2025.

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “developments stages” from ASC 350-40. ASU 2025-06 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

The Company has evaluated all other issued and unadopted accounting standards updates and believes the adoption of these standards will not have a material impact on its consolidated balance sheets, statements of operations and comprehensive loss, or cash flows.

3. The Floow Divestiture

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

The Company’s risk of loss with respect to its preference shares in The Floow is limited to the carrying value of its investment balance, which was $1,555 and $1,350 as of December 31, 2025 and 2024, respectively.

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

Revenue on a disaggregated basis is as follows:

	Year Ended December 31,
	2025	2024
Full-service outsourcing—flat rate	$128,566	$137,417
Full-service outsourcing—claim cost pass-through	10	14
Membership	370	447
Software licensing arrangements	160	4,667
Professional services	88	360
	$129,194	$142,905

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

	2025	2024
Contract assets as of January 1	$381	$233
Additional contract costs to fulfill	351	403
Amortization of contract costs to obtain	(65)	(87)
Amortization of contract costs to fulfill	(335)	(168)
Contract assets as of December 31	$332	$381

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

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Fair Value as of December 31, 2025
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Contingent purchase consideration (1)	$—	$—	$(2,756)	$(2,756)
	$—	$—	$(2,756)	$(2,756)

	Fair Value as of December 31, 2024
Recurring fair value measurements	Level 1	Level 2	Level 3	Total
Money market funds	$8,853	$—	$—	$8,853
Contingent purchase consideration (1)	—	—	(2,925)	(2,925)
	$8,853	$—	$(2,925)	$5,928

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

The following table sets forth a summary of the changes in the fair value of the contingent purchase consideration:

Fair value as of December 31, 2023	$4,617
Change in fair value	(1,692)
Fair value as of December 31, 2024	2,925
Change in fair value	(169)
Fair value as of December 31, 2025	$2,756

The carrying values for cash, accounts receivable, accounts payable and long-term debt approximated fair value for the years ended December 31, 2025 and 2024.

6. Property and Equipment

Property and equipment consist of the following as of the periods presented:

	December 31, 2025	December 31, 2024
Furniture, fixtures and computer equipment	$453	$582
Software license	1,400	1,400
	1,853	1,982
Less accumulated depreciation	(584)	(405)
Property and equipment, net	$1,269	$1,577

Depreciation expense was $428 and $526 for the years ended December 31, 2025 and 2024, respectively.

7. Intangible Assets

Intangible assets consist of the following as of the periods presented:

	Life (in years)	December 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	2-4	$6,373	$(3,568)	$2,805	$6,373	$(2,008)	$4,365
Domain name	Indefinite	31	—	31	31	—	31
		$6,404	$(3,568)	$2,836	$6,404	$(2,008)	$4,396

Amortization expense was $1,560 and $2,891 for the years ended December 31, 2025 and 2024, respectively.

The Company wrote off $1,996 of net intangible assets from the consolidated balance sheet during the third quarter of 2024 as a result of the Divestiture and is included in the calculation of loss on divestiture in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years:

For the year ending December 31,
2026	$1,560
2027	1,245
2028	—
2029	—
2030	—
$2,805

8. Accrued Expenses

Accrued expenses consist of the following as of the periods presented:

	December 31, 2025	December 31, 2024
Accrued service provider costs	$3,727	$4,447
Accrued compensation	1,099	1,194
Accrued interest	2,186	1,547
Contingent purchase consideration	2,756	2,925
Accrued lender fees	10,078	3,247
Accrued VAT and income taxes	1,322	3,139
Other accrued liabilities	3,021	3,339
	$24,189	$19,838

9. Debt Arrangements

The Company’s debt arrangements consist of the following as of the periods presented:

	December 31, 2025	December 31, 2024
Structural Capital term loan with an interest rate at the greater of 13.5% or the prime rate plus 7.0%, matured on February 28, 2025	$—	$10,000
Highbridge Capital term loan with an interest rate of 16% or 13% per annum, subject to certain conditions, maturing on July 31, 2026 (see Note 17)	46,894	40,000
MidCap Financial revolving credit facility with an interest rate of Term SOFR plus 4.5%, maturing on the earlier of (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge Capital term loan, or April 2, 2026 (see Note 17)	13,288	—
2022 convertible promissory notes with an interest rate of 15.0% per annum, matured on June 30, 2024	4,257	4,257
Total principal debt	64,439	54,257
Less: current portion (1)	(64,439)	(14,257)
Less: debt issuance costs and discounts, long-term	—	(117)
Total long-term debt, net	$—	$39,883

(1) Excludes debt issuance costs and discounts of $1,133 as of December 31, 2025.

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

In connection with the 2021 Amended Structural Term Loan, the Company issued 38 warrants to purchase Series C-1 preferred stock with an exercise price of $10.80 per share and expiring on December 16, 2031. The fair value of these warrants of $320 was recorded as a discount against the loan. The discount was amortized to interest expense using the effective interest rate method.

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

Under the First Amendment, the success fee would be increased by $656 upon the occurrence of certain contingent events, including a merger with Otonomo. The Company concluded that this feature was not clearly and closely associated with the risk of the debt host instrument and was therefore bifurcated and separately accounted for as a derivative financial instrument. The fair value of the derivative liability of $492 was recorded separately from the term loan with an offsetting amount recorded as a debt discount. The debt discount was amortized over the remaining term of the term loan using the effective interest method. The First Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

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

In connection with the Structural Second Amendment, the Company issued warrants to purchase Common Stock in an aggregate amount of $500 with an exercise price of $10.80 per share expiring on May 18, 2033. The number of shares issued is based on Warrant Coverage, which is defined as a dollar value divided by the price factor at the time the warrant is exercised, as defined in the agreement. The fair value of these warrants was determined to be de minimis.

On October 19, 2023, all liability classified warrants issued to Structural Capital automatically converted into shares of Common Stock, and as a result, no such warrants are outstanding as of December 31, 2024. Immediately prior to their settlement, the Company marked these liability-classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $2,516. Amortization of the discount totaled $80 during the year ended December 31, 2024, and is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

On January 31, 2025, the Company entered into an amendment to the Third Amended and Restated Loan and Security Agreement (as amended, the “Structural Loan Agreement”) with a consortium led by lending affiliates of Structural Capital, which extended the maturity date thereunder to February 15, 2025. On February 14, 2025, the Company amended the Structural Loan Agreement to extend the maturity date thereunder to February 28, 2025. The fees incurred with these administrative amendments were immaterial, neither amendment was deemed to be a substantive modification, and each was accounted for as a modification of debt. On February

26, 2025, the Company fully repaid the amount outstanding under the Structural Loan Agreement with proceeds from borrowings under the MidCap Credit Agreement (as defined below).

Highbridge Term Loan

On December 16, 2021, the Company entered into a Loan and Security Agreement (the “Highbridge Term Loan”) with a consortium led by Highbridge Capital Management, LLC (“Highbridge”), and included Whitebox Advisors, LLC and Onex Capital Solutions Holdings, LP. The Company received $30,000 upon closing with an additional $10,000 funding on December 20, 2021. As described further below, additional loan commitments were reduced to $0 in July 2022. Borrowings under the Highbridge Term Loan accrue interest at 10.0% for the first six months, increasing by 1% for each six-month period thereafter, with a maximum rate of 13.0%. Interest is payable quarterly, in arrears, on the last business day of the calendar quarter and on the scheduled maturity date of December 15, 2023. The Highbridge Term Loan is secured by substantially all assets of the Company pursuant to an intercreditor agreement with Structural Capital.

In connection with the funding on December 16, 2021 of the Highbridge Term Loan, the Company issued 1,406 warrants to purchase Common Stock with an exercise price of $10.80 per share expiring on December 16, 2031. In connection with the funding on December 20, 2021, the Company issued an additional 474 warrants to purchase Common Stock with an exercise price of $10.80 per share expiring on December 20, 2031. The fair value of these warrants of $6,685, plus an additional $800 discount, was recorded as a discount against the loan. The total discount is amortized to interest expense using the effective interest rate method.

Additional Common Stock warrants up to 0.72% of the fully diluted Common Stock of the Company were to be issued upon funding of the 2021 Highbridge Bridge Funding. If issued, these warrants will be automatically exercised prior to the close of a Qualified Public Trade Trigger (either IPO or SPAC merger). Upon the achievement of the Qualified Public Trade Trigger, the Highbridge Term Loan can be exchanged for a convertible note that would convert to Common Stock with terms to be determined.

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

The warrants to purchase 1,406 shares of Common Stock were amended to become warrants to purchase a variable number of common shares based on a certain percentage of the fully diluted capitalization of the Company at the time of the warrant exercise. The warrants to purchase 474 shares of Common Stock were canceled as part of this transaction.

On February 9, 2023, the Company executed the Second Amendment to Loan and Security Agreement (the “Second Highbridge Amendment”) with a consortium led by Highbridge. The Second Highbridge Amendment limits the commitment amount to $40,000. Borrowings under the amended Highbridge Term Loan accrue interest at a rate of 12.0% through June 2023, increasing to 13.0% through maturity, and payments are made quarterly in arrears. The scheduled maturity was January 31, 2025 as a result of the merger with Otonomo. Upon repayment, the loan requires a first amendment fee of $2,319, a second amendment fee of $3,000, and a consent fee of $4,639. The Company is accreting these fees to interest expense over the term of the loan. The Second Highbridge Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized.

On May 18, 2023, the Company executed the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with a consortium led by Highbridge. The Third Amendment amended the definition of “Permitted Indebtedness” as a result of the Structural Second Amendment and added an amendment fee of $400.

On October 19, 2023, all liability classified warrants issued to Highbridge automatically converted into shares of Common Stock and as a result, no such warrants are outstanding as of December 31, 2024. Immediately prior to their settlement, the Company marked these liability classified warrants to fair value and recognized a gain on the change in fair value of warrant liability of $4,690. Amortization of the discount totaled $81 and $967 during the years ended December 31, 2025 and 2024 and is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

On January 19, 2024, the Company executed the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with a consortium led by lending affiliates of Highbridge. In connection with the Fourth Amendment, the Company agreed to join the Otonomo entities as guarantors and make other necessary conforming changes to the agreement. The Fourth Amendment was accounted for as a debt modification and, accordingly, no gain or loss was recognized. The Company incurred and capitalized $341 of costs related to the Fourth Amendment that will be amortized and charged to interest expense over the remaining term of the loan.

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

On January 31, 2025, the Company entered into the Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”), with a consortium led by lending affiliates of Highbridge. The Sixth Amendment amended the Highbridge Term Loan to, among other things, extend the maturity date thereunder to March 17, 2025. On February 14, 2025, the Company entered into a Seventh Amendment to Loan and Security Agreement to extend the maturity date thereunder to March 31, 2025. The fees incurred with these administrative amendments were immaterial, neither amendment was deemed to be a substantive modification, and each was accounted for as a modification of debt.

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

On February 26, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”). Pursuant to the Purchase Agreement, in consideration of the Eighth Amendment, the Company issued 113,170 shares (the “Eighth Amendment Premium Shares”) of common stock. The Company also agreed that unless all Obligations (as defined in the Highbridge Term Loan) were repaid in full prior to July 1, 2025, the Company would issue 112,038 shares of common stock (the “Subsequent Eighth Amendment Premium Shares”) to the Investors. On July 1, 2025, 112,038 Subsequent Eighth Amendment Premium Shares were issued and the embedded derivative discussed below was settled.

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

As further discussed in Note 17, the Highbridge Term Loan was amended on March 13, 2026.

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

The Company incurred and paid debt issuance costs of $2,355 associated with the revolving credit facility to be amortized through interest expense over the life of the facility utilizing the straight-line method.

As further discussed in Note 17, the 2021 MidCap Credit agreement was amended on March 13, 2026.

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

In connection with the issuance of the 2022 Convertible Notes, the Company issued warrants exercisable for 86,053 shares of Common Stock with an exercise price of $1.08 per share to the noteholders. The fair value of the warrants at issuance of the 2022 Convertible Notes was determined to be $9,201, of which $7,041 was recorded as a debt discount based upon a relative fair value allocation. The debt discount was amortized over the estimated life of the debt using the effective interest method.

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

On October 19, 2023, $30,400 of the total principal and accrued interest underlying the 2022 Convertible Notes was automatically settled in Common Stock. While certain noteholders held an economic interest in the Company prior to October 19, 2023, many were not considered significant shareholders, and, additionally, there was a large population of noteholders that were not involved in the structure or negotiation of the merger with Otonomo and accepted the same terms on settlement of their convertible notes. Given the difference in the book value of the total convertible notes that were settled and their reacquisition price on October 19, 2023, a gain on debt extinguishment of $8,771 was recognized on October 19, 2023 in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, principal and accrued interest totaling $6,443 remain outstanding on the 2022 Convertible Notes which will continue to be liability classified and accrue interest over time until they are repaid. Amortization expense on the debt discount was $1,064 during the year ended December 31, 2024.

The 2022 Convertible Notes were not repaid on the maturity date of June 30, 2024 and as a result are in default and remain outstanding as of December 31, 2025 since, pursuant to their terms, they are subordinated to the Structural and Highbridge term loans and any other secured lender and may not be repaid while the senior debt remains outstanding. Under the terms of the 2022 Convertible Notes, interest will continue to accrue at the rate of 15% per annum.

As further discussed in Note 17, the 2022 Convertible Notes were amended on March 12, 2026.

10. Employee Benefit Plans

Urgent.ly Inc. 401(k) Plan

The Company has maintained a qualified 401(k) plan for regular full or part-time U.S. employees since January 1, 2019. All employees who are at least 18 years of age are immediately eligible upon the date of hire. Under the plan, employees may contribute a percentage of their annual salary, subject to statutory limitations, and the Company will make a Safe Harbor match of the employees’ contributions up to 4% of their salary during that pay period. The Company made matching contributions with immediate vesting of $579 and $556 for the years ended December 31, 2025 and 2024, respectively.

11. Stockholders’ Equity

At-the-Market Offering

On July 11, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) to sell shares of common stock having an aggregate offering price of up to $4,026 from time to time through an at-the-market equity offering program (the “ATM Program”) under which A.G.P. is acting as the Company’s agent. A.G.P. is entitled to compensation for its services in an amount equal to 3.6% of the gross proceeds of any of the shares of common stock sold under the Sales Agreement. Through December 31, 2025, the Company sold 775,903 shares of common stock pursuant to the ATM Program and received proceeds, net of commissions and expenses, of $2,912.

Warrants to Purchase Common Stock

In connection with certain debt financing transactions, the Company issued warrants to purchase shares of Common Stock. These warrants are exercisable upon issuance and are not subject to any vesting or restrictions on timing of exercise. The Company classifies the warrants as equity as they are exercisable for a fixed number of shares at a fixed exercise price and do not meet any of the criteria to be considered liability classified. The equity classified warrants outstanding as of December 31, 2025 and 2024 were as follows:

Issuance Date	Contractual Term	Class of Stock	Balance Sheet Classification	Shares Issuable Upon Exercise	Exercise Price
May 2020	10 years	Common	Equity	47	$1,069.20

Equity Plans

On June 16, 2023, the Board approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective upon the filing of a Form 8-A with the SEC on October 18, 2023. The 2023 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and any of the Company’s future subsidiary corporations’ employees and consultants. 115,266 shares of Common Stock were reserved for issuance pursuant to the 2023 Plan to be subject to an annual increase, and on January 1, 2025 and 2024, the 2023 Plan was increased by 46,106 shares. As of December 31, 2025, 24,344 shares of Common Stock were reserved under the 2023 Plan for future equity award grants.

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) was adopted in September 2013 and terminated on October 18, 2023, and no additional awards can be granted under the plan. However, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

On June 16, 2023, the Company’s Board approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which was effective upon approval. The ESPP allows for the sale of 18,442 shares of Common Stock to eligible employees within established offering periods with certain limitations on participation by individual employees and is subject to an annual increase. On January 1, 2025 and 2024, the ESPP was increased by 9,221 shares.

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

Non-cash stock-based compensation expense related to stock options and restricted stock units were recorded in the consolidated financial statements as follows:

	Year Ended December 31,
	2025	2024
Research and development	$213	$309
Sales and marketing	112	225
Operations and support	4	57
General and administrative	1,175	1,768
	$1,504	$2,359

As of December 31, 2025, there was $1,213 of total unrecognized compensation costs related to non-vested stock options and restricted stock units granted under the 2023 Plan and 2013 Plan that are expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

A summary of the Company's stock option activity during the years ended December 31, 2025 and 2024 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	2,912	$1,180.08
Forfeited or expired	(508)	1,102.92
Outstanding at December 31, 2024	2,404	1,194.92
Forfeited or expired	(947)	1,199.83
Outstanding at December 31, 2025	1,457	1,191.73

A summary of the Company's non-vested stock option activity during the years ended December 31, 2024 and 2023 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	373	$1,482.00
Vested	(280)	1,478.64
Forfeited or expired	(32)	1,486.08
Outstanding at December 31, 2024	61	1,490.40
Vested	(35)	1,490.40
Forfeited or expired	(26)	1,490.40
Outstanding at December 31, 2025	—	—

The total grant date fair value of stock options vested during the years ended December 31, 2025 and 2024 was $26 and $202, respectively. As of December 31, 2025 and 2024, stock options outstanding and exercisable have a weighted average remaining contractual life of 4.2 and 4.6 years, respectively.

The Company uses the Black-Scholes model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant.

Prior to October 19, 2023, the Company utilized significant estimates and assumptions in determining the fair value of its common stock, which is a significant input in the Black-Scholes model used to estimate the fair value of stock options granted. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The common stock valuation is based on the Company’s enterprise value determined utilizing various methods including the option-pricing method (“OPM”) or a hybrid of the probability-weighted expected return method and the OPM. Each valuation methodology includes estimates and assumptions that required the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as a direct listing on a public market or sale.

There were no stock options granted in 2025 or 2024.

Restricted Stock Units

The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Awards	Weighted Average Fair Value
Outstanding at December 31, 2023	79,403	$61.92
Granted	129,493	10.80
Vested	(24,876)	63.24
Forfeited or expired	(4,745)	68.52
Outstanding at December 31, 2024	179,275	24.65
Granted	88,966	4.69
Vested	(79,307)	26.52
Forfeited or expired	(34,756)	24.57
Outstanding at December 31, 2025	154,178	12.18

12. Loss Per Share

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

The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024
Net loss	$(20,427)	$(44,027)

Weighted average shares outstanding, basic	1,491,740	1,118,504
Effect of dilutive stock options, RSUs, and warrants	—	—
Weighted average shares outstanding, diluted	1,491,740	1,118,504

Loss per share, basic	$(13.69)	$(39.36)
Loss per share, diluted	$(13.69)	$(39.36)

Anti-dilutive shares excluded	129,448	75,842

13. Income Taxes

The Company’s loss before income taxes was generated from the following sources:

	Year Ended December 31,
	2025	2024
Domestic	$(20,463)	$(37,456)
Foreign	(1,849)	(5,324)
Loss before income taxes	$(22,312)	$(42,780)

The following table sets forth the components of income tax expense (benefit):

	Year Ended December 31,
	2025	2024
Current income taxes:
Federal	$(1,178)	$1,238
State	(75)	(14)
Foreign	(632)	23
Total current income taxes	(1,885)	1,247
Deferred income taxes:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income taxes	—	—
Income tax expense (benefit)	$(1,885)	$1,247

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2025	2024
Tax computed at the federal statutory rate	21.00%	21.00%
State and local income tax, net of federal income tax benefit	(0.36)%	(1.17)%
Nontaxable or nondeductible items under 5% each	(0.28)%	(2.10)%
Foreign tax effects	1.09%	(2.62)%
Change in valuation allowance	19.45%	(17.47)%
Other: prior year true-up	(32.44)%	(0.50)%
Effective tax rate	8.46%	(2.86)%

Deferred income taxes reflect the net effects of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Deferred tax assets (liabilities):
Depreciation and amortization	$162	$360
Stock-based compensation	1,068	768
Unrealized gain (loss)	(14)	(18)
Accrued expenses	252	692
Charitable contributions	23	24
Capitalized R&D expenditures	3,186	3,504
Right of use assets / lease liability	—	25
Interest expense	15,413	14,585
State taxes	—	1
Federal and state net operating loss carryforward	88,306	92,043
Total net deferred tax assets	108,396	111,984
Less valuation allowance	(108,396)	(111,984)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company maintains a full valuation allowance against its U.S. and foreign deferred tax assets (“DTAs”). In accordance with ASC Topic 740, the Company considered all available evidence, both positive and negative, in assessing the need for an amount to which a valuation allowance should be applied to its net DTAs. Based upon this analysis, including the Company’s historical three-year cumulative loss (pre-tax income adjusted for permanent differences), management concluded that it is more-likely-than-not that all federal deferred tax assets attributable to net operating losses are expected to expire unused as well as state net operating losses (“NOL”) that are not expected to be used prior to expiration and other state non-attributable DTAs that are not expected to be realized.

As of December 31, 2025, the Company had U.S. federal NOL carryforwards of $161,578 and state NOL carryforwards of $115,846. The federal NOL carryforwards, which were generated in 2018 and later years, do not expire but can only be used to offset 80% of the Company’s income. Utilization of these carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The state NOL carryforwards begin to expire in 2033.

The Tax Cuts and Jobs Act of 2017 amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The One Big Beautiful Bill Act of 2025 allows the immediate deduction of domestic Section 174 R&D costs for tax year 2025 and forward. The Company capitalized approximately $1,570 and $9,192 of R&D expenses incurred during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company also had a foreign NOL carryforward of $8,593 generated by the foreign subsidiaries which will begin to expire in 2040 and $201,758 which will be carried forward indefinitely.

As of December 31, 2025 and 2024, the Company has not recognized any amounts for uncertain tax positions. The Company files U.S. federal and state returns and is no longer subject to examination for years prior to 2020. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

14. Commitments and Contingencies

Litigation

The Company from time to time may be involved in various claims and legal proceedings that arise in the ordinary course of business. There are no unresolved claims and litigation in which the Company is currently involved that are expected to materially affect the financial position or operations of the Company.

15. Leases

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

Operating lease cost consists of the following:

	Year Ended December 31,
	2025	2024
Lease cost	$312	$1,101
Sublease income	—	(275)
	$312	$826

Additional information relating to the Company’s operating leases follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	—	2.2
Weighted average discount rate	—%	9.0%

16. Geographical Information

During the years ended December 31, 2025 and 2024, the Company operated in three geographic locations: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC).

Revenues attributed to the geographic location of the customers’ bill-to address were as follows:

	Year Ended December 31,
	2025	2024
Americas	$129,194	$140,658
EMEA	—	2,131
APAC	—	116
	$129,194	$142,905

The Company does not separately allocate specific assets to these geographic locations.

17. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The following events were noted:

Agreement to Sell The Floow Limited Shares

On February 27, 2026, the Company entered into a sale and purchase agreement with The Floow Holdings Limited to purchase its 3,000,000 preference shares of The Floow Limited (see Note 3) for $1,700 in cash. In connection with the transaction, the parties signed a settlement agreement which releases the Company from claims on the contingent purchase consideration liability (see Note 5). The transaction is expected to close in April 2026.

2022 Convertible Notes Amendment

On March 12, 2026, the Company entered into an omnibus amendment (the “2022 Convertible Notes Amendment”) with the 2022 Convertible Noteholders. Pursuant to the 2022 Convertible Notes Amendment and conditioned on the closing of the Merger on or before July 31, 2026, the Company agreed to pay the 2022 Convertible Note Holders the aggregate principal amount of the 2022 Convertible Notes, plus all accrued and unpaid interest through March 31, 2026, totaling $6,600 in the aggregate, plus (i) an amendment fee equal to 2.0% of the aggregate principal amount of the series of 2022 Convertible Notes, such amount being equal to $85 in the aggregate, plus (ii) a closing fee of $1,000. In exchange, the 2022 Convertible Note Holders agreed (i) that all obligations under the 2022 Convertible Notes shall be paid in full, released and discharged, (ii) to forgive interest that would otherwise accrue on the 2022 Convertible Notes during the period between March 31, 2026, and July 31, 2026 and (iii) to waive a provision of the 2022 Convertible Notes requiring a premium to be paid in connection with a sale of the Company.

Proposed Agreement and Plan of Merger

On March 13, 2026, the Company entered into a Merger Agreement with Agero, Inc. (“Parent”) and Medford Hawk, Inc. (“Purchaser”), which provides for, among other things: (i) the acquisition of all of issued and outstanding Common Stock through a cash tender offer (“Offer”) by Purchaser, for a price per share of the Common Stock of $5.50, payable in cash at closing, without interest and subject to any required withholding of taxes, and after satisfaction of outstanding indebtedness; and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, the merger of Purchaser with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent, without a meeting or vote of our stockholders. The closing of the Merger is subject to certain conditions, including (i) that prior to the expiration of the Offer, at least a majority of the then-outstanding Common Stock will be validly tendered and not validly withdrawn in accordance with the terms of the Offer; (ii) no Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued or promulgated any law that is in effect as of immediately prior to the expiration of the Offer or issued or granted any orders or injunction that is in effect as of immediately prior to the expiration of the Offer, in each case, which has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Transactions; (iii) the accuracy of the representations and warranties made by the Company in the Merger Agreement, subject to specified materiality qualifications; and (iv) compliance by the Company with its covenants under the Merger Agreement in all material respects. The obligations of Parent and Purchaser to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition. The Merger is expected to close in the first half of 2026.

Highbridge Term Loan Amendment

On March 13, 2026, the Company entered into the Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”) which amends the Highbridge Term Loan to, among other things, (i) temporarily reduce the Minimum Liquidity Amount (as defined in the Ninth Amendment), from $5,000 to $2,000 until the earliest of (a) July 31, 2026, (b) the date on which the Merger Agreement is amended, terminated or otherwise modified in a manner materially adverse to the Company or the loan parties and (c) the date of occurrence of an Event of Default, (ii) extend the maturity date thereunder from July 31, 2026 to November 28, 2026 and (iii) provide for the payment of an amendment fee in an amount of 2% of the aggregate outstanding principal of the term loan. The Ninth Amendment also provides for the waiver of (a) any interest accruing on the Term Loans from March 31, 2026 until the date of repayment of the Term Loans, and (b) the Amendment Fee, under certain conditions.

MidCap Financial Revolving Credit Facility Amendment

On March 13, 2026, the Company entered into Amendment No. 1 to the MidCap Credit Agreement (the “MidCap Amendment”) to, among other things, (i) temporarily reduce the Minimum Liquidity Amount (as defined in the MidCap Credit Agreement), from $5,000 to $2,000 until the earliest of (a) the consummation of the Merger, (b) the date of occurrence of any Event of Default (as defined in the MidCap Credit Agreement) and (c) July 31, 2026. The maturity date under the MidCap Credit Agreement is the earlier of: (a) February 26, 2028 or (b) 120 days prior to the maturity of the Highbridge Term Loan. Upon the effectiveness of the MidCap Amendment and the Ninth Amendment, the MidCap Credit Agreement will mature on July 31, 2026. The MidCap Amendment also provides for a $250 amendment fee, payable in five equal installments.

Nasdaq Delisting

On March 16, 2026, the Nasdaq Hearings Panel notified the Company of the Panel’s determination that the Company’s securities would be delisted from the Nasdaq Stock Market LLC (“Nasdaq”). Trading of the Company’s securities on Nasdaq was suspended at the open of trading on March 18, 2026. The delisting will become effective 10 days after Nasdaq files a Form 25 Notification of Delisting with the SEC. The Company’s Common Stock is traded on the OTCQB under the symbol “ULYX”.